Form 10-Q
period 2012-01-31
ADVENTO, INC.
filed 2012-04-16
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	January 31, 2012 (UNAUDITED)	April 30, 2011 (AUDITED)
ASSETS
Current Assets
Cash	$ 1,140	$ 2,495
Inventory	916	-
Total Current Assets	2,056	2,495
TOTAL ASSETS	$ 2,056	$ 2,495
LIABILITIES
Loans from Shareholders	8,848	174
TOTAL LIABILITIES	8,848	174
STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500	2,500
Deficit accumulated during the development stage	(9,292)	(179)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(6,792)	2,321
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 2,056	$ 2,495

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED JANUARY 31, 2012	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO JANUARY 31, 2012

REVENUES	$ 0	$ 0	$ 0
EXPENSES
General & Administrative Expenses	1,519	9,113	9,292
TOTAL EXPENSES	1,519	9,113	9,292
NET LOSS FROM OPERATIONS	(1,519)	(9,113)	(9,292)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (1,519)	$ (9,113)	$ (9,292)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,500,000	2,500,000

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO JANUARY 31, 2012

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (9,113)	$ (9,292)
Decrease (Increase) in Operating Assets	(916)	(916)
Net Cash provided by (used in) Operating Activities	(10,029)	(10,208)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	8,674	8,848
Sale of Common Shares	-	2,500
Net Cash provided by (used in) Financing Activities	8,674	11,348

Increase (Decrease) in Cash and Cash Equivalents	(1,355)	1,140
Cash and Cash Equivalents at Beginning of Period	2,495	0
Cash and Cash Equivalents at End of Period	$ 1,140	$ 1,140

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0
Income taxes paid	$ 0

See accompanying notes to financial statements

ADVENTO, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

ADVENTO, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010.  We are a development stage company and intend to commence operations in the distribution of shower cabinets. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on August 4, 2010 through January 31, 2012 the Company has accumulated losses of $9,292.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $9,292 as of January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period August 4, 2010 (inception) to January 31, 2012.

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

 As of January 31, 2012, the Company had net operating loss carry forwards of $9,292 that may be available to reduce future years’ taxable income through 2031.

5. RELATED PARTY TRANSACTIONS

On April 28, 2011, the Company sold 2,500,000 shares  of  common stock at a price of $0.001 per share to its director.

On August 4, 2010 a Director had loaned the Company $174.  For the nine month period ended January 31, 2012 a Director had loaned the Company $8,674 to pay for general expenses and professional fees. The loan is non-interest bearing, due upon demand and unsecured. As of January 31, 2012 total  loan amount was $8,848.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

NINE MONTH PERIOD ENDED JANUARY 31, 2012 COMPARED TO THE PERIOD FROM INCEPTION (AUGUST 4, 2010) TO JANUARY 31, 2012

Our net loss for the nine month period ended January 31, 2012 was $9,113 compared to a net loss of $9,292 during the period from inception (August 4, 2010) to January 31, 2012. During the nine month period ended January 31, 2012, we did not generate any revenue.

During the nine month period ended January 31, 2012, we incurred general and administrative expenses $9,113 compared to $9,292 incurred during the period from inception (August 4, 2010) to January 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended January 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,500,000 for the nine month period ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2012

As at January 31, 2012, our current assets were $2,056 compared to $2,495 in current assets at April 30, 2011. Current assets were comprised of $1,140 in cash and $916 in inventory. As at January 31, 2012, our current liabilities were $8,848. Current liabilities were comprised of $8,848 in loans from Director.

Stockholders’ deficit  was $6,792 as of January 31, 2012 compared to stockholders’ equity of $2,321 as of April 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2012, net cash flows used in operating activities was $10,029 consisting of a net loss of $9,113 and increase in inventory of $916. Net cash flows used in operating activities was $10,208 for the period from inception (August 4, 2010) to January 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2012 net cash provided by financing activities was $8,674 received from loan from Director.  For the period from inception (August 4, 2010) to January 31, 2012, net cash provided by financing activities was $11,348 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of January 31, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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