Form 10-Q/A
period 2012-01-31
ADVENTO, INC.
filed 2012-04-27
CIK 1520007

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

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