Form 10-K
period 2012-04-30
ADVENTO, INC.
filed 2012-07-17
CIK 1520007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174607

ADVENTO, INC.

 (Exact name of registrant as specified in its charter)

Nevada	5070	68-0681552
State or jurisdiction of incorporation or organization	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

8 Jiang gang Qu, Ste 402

Hangzhou, China 310000

Tel: 011-86-13083976291

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X ] No [ ]

As of July 17, 2012, the registrant had 3,015,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 17, 2012.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “ADTO”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of April 30, 2012, no shares of our common stock have traded.

Number of Holders

As of April 30, 2012, the 3,015,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

 (A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Balance Sheets as of April 30, 2012 and April 30, 2011

Statements of Operations for the year ended April 30, 2012; and the periods from inception (August 4, 2010)

to April 30, 2011 and April 30, 2012

Statement of Stockholders’ Equity from inception (August 4, 2010) to April 30, 2012

Statements of Cash Flows for the year ended April 30, 2012; and the periods from inception (August 4, 2010)

to April 30, 2011 and April 30, 2012

Notes to the Audited Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Advento, Inc.

Henderson, Nevada

I have audited the accompanying balance sheets of Advento, Inc. (a development stage company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2012, the period from August 4, 2010 (inception) through April 30, 2011, and for the period from August 4, 2010 (inception) through April 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advento, Inc. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended April 30, 2012, the period from August 4, 2010 (inception) through April 30, 2011, and for the period from August 4, 2010 (inception) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado July 10, 2012	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	April 30, 2012	April 30, 2011
ASSETS
Current Assets
Cash	$ 19,183	$ 2,495
Inventory	916	-
Total Current Assets	20,099	2,495
TOTAL ASSETS	$ 20,099	$ 2,495
LIABILITIES
Loans from Shareholders	8,848	174
Accounts payable	1,317	-
TOTAL LIABILITIES	10,165	174
STOCKHOLDER’S EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,015,000 shares issued and outstanding (2,500,000 shares issued and outstanding as at April 30, 2011)	3,015	2,500
Additional paid-in-capital	25,235	-
Deficit accumulated during the development stage	(18,316)	(179)
TOTAL STOCKHOLDER’S EQUITY	9,934	2,321
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 20,099	$ 2,495

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	YEAR ENDED APRIL 30, 2012	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2011	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2012

REVENUES	$ 0	$ 0	$ 0
EXPENSES
General & Administrative Expenses	18,137	179	18,316
TOTAL EXPENSES	18,137	179	18,316
NET LOSS FROM OPERATIONS	(18,137)	(179)	(18,316)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (18,137)	$ (179)	$ (18,316)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,565,888	27,778

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDER’S EQUITY FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2012
	Common Stock		Additional paid-in-capital	Deficit Accumulated during the Development Stage	Total Stockholder’s Equity
	Shares	Par Value

Inception, August 4, 2010	-	$ -	$ -	$ -	$ -
April 28, 2011
Shares sold at $0.001 per share	2,500,000	2,500	-		2,500
Net loss for the period ended April 30, 2011	-	-		(179)	(179)
Balance, April 30, 2011	2,500,000	2,500		(179)	2,321
Shares sold at $0.05 per share	515,000	515	25,235		25,750
Net loss for the period ended April 30, 2012	-			(18,137)	(18,137)
Balance, April 30, 2012	3,015,000	$ 3,015	$ 25,235	$ (18,316)	$ 9,934

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	YEAR ENDED APRIL 30, 2012	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2011	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2012

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (18,137)	$ (179)	$ (18,316)
Increase (Decrease) in Operating Liabilities	1,317	-	1,317
Decrease (Increase) in Operating Assets	(916)	-	(916)
Net Cash provided by (used in) Operating Activities	(17,736)	(179)	(17,915)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	8,674	174	8,848
Sale of Common Shares	25,750	2,500	28,250
Net Cash provided by (used in) Financing Activities	34,424	2,674	37,098

Increase (Decrease) in Cash and Cash Equivalents	16,688	2,495	19,183
Cash and Cash Equivalents at Beginning of Period	2,495	-	0
Cash and Cash Equivalents at End of Period	$ 19,183	$ 2,495	$ 19,183

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements

ADVENTO, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

ADVENTO, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010.  We are a development stage company and intend to commence operations in the distribution of shower cabinets. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on August 4, 2010 through April 30, 2012 the Company has accumulated losses of $18,316.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,316 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period August 4, 2010 (inception) to April 30, 2012.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

On April 28, 2011, the Company issued  2,500,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $2,500. For the period ended April 30, 2012 the Company issued  515,000  shares  of  common stock at a price of $0.05 per share for total cash proceeds of $25,750. As of April 30, 2012 the Company issued  3,015,000  shares  of  common stock for total cash proceeds of $28,250.

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

 As of April 30, 2012, the Company had net operating loss carry forwards of $18,316 that may be available to reduce future years’ taxable income through 2032.

5. RELATED PARTY TRANSACTIONS

On April 28, 2011, the Company sold 2,500,000 shares  of  common stock at a price of $0.001 per share to its director.

On August 4, 2010 a Director had loaned the Company $174.  For the nine month period ended April 30, 2012 a Director had loaned the Company $8,674 to pay for general expenses and professional fees. The loan is non-interest bearing, due upon demand and unsecured. As of April 30, 2012 total  loan amount was $8,848.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED APRIL 30, 2012 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2011.

Our net loss for the fiscal year ended April 30, 2012 was $18,137 compared to a net loss of $179  for the period from Inception (August 4, 2010) to April 30, 2011. During fiscal year ended April 30, 2012, the Company did not generate any revenue.

During the fiscal year ended April 30, 2012, we incurred general and administrative expenses of $18,137compared to $179 incurred during the period from Inception (August 4, 2010) to April 30, 2011.  These expenses incurred during the fiscal year ended April 30, 2012 consisted of: bank charges of $839 (2011:  $5); professional fees of $11,250 (2011: $-0-); and miscellaneous charges of $6,048 (2011: $174).

Expenses incurred  during  fiscal year ended April 30, 2012  compared to fiscal year ended April 30, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services.

The weighted average  number of shares  outstanding  was  2,565,888 for the fiscal year ended April 30, 2012 compared to 27,778  for the fiscal year ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2012

As of April 30, 2012, our current assets were $20,099 and our total liabilities were $10,165. As of April 30, 2012, current assets were comprised of $19,183 in cash and  $916 in inventory. As of April 30, 2012, total liabilities were comprised of $8,848 in loans from related parties and $1,317 in accounts payable.

As of April 30, 2012, our total assets were $20,099 comprised entirely of current assets.  Stockholders’ equity increased from $2,321 as of April 30, 2011 to $9,934 as of April 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2012, net cash flows used in operating activities was $17,736 consisting of a net loss of $18,137, increase in liabilities of $1,317 and increase in prepaid expenses of $916. Net cash flows used in operating activities was $17,915 for the period from inception (August 4, 2010) to April 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2012 net cash provided by financing activities was $34,424, received from proceeds from issuance of common stock and loan from Director.  For the period from inception (August 4, 2010) to April 30, 2012, net cash provided by financing activities was $37,098 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2012 and April 30, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Mr. Liang Wei Wang,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  April 30, 2012.  Based  on  that evaluation,  Mr. Wang concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Liang Wei Wang 8 Jiang gang Qu, Ste 402, Hangzhou, China 310000	55	President, Secretary, Treasurer and Director

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Liang Wei Wang has acted as our President, Secretary, Treasurer and sole Director since our incorporation on August 4, 2010.  Liang Wei Wang has been self-employed; from 2000, he owned and operated the “Yinrui” food & grocery store. Mr. Wang currently devotes approximately twenty hours per week to manage the affairs of the Company.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on August 4, 2010  to April 30, 2012 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Liang Wei Wang, President, Treasurer and Secretary	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Liang Wei Wang 8 Jiang gang Qu, Ste 402, Hangzhou, China 310000	2,500,000 shares of common stock (direct)	82.92%

The percent of class is based on 3,015,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended April 30, 2012, we incurred  approximately  $7,750 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1    Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVENTO, INC.
Dated: July 17, 2012	By: /s/ Liang Wei Wang
Liang Wei Wang, President and Chief Executive Officer and Chief Financial Officer