Form 10-Q
period 2012-10-31
ADVENTO, INC.
filed 2012-11-15
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,015,000 as of November 15, 2012.

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	October 31, 2012	April 30, 2012
ASSETS
Current Assets
Cash	$ 6,717	$ 19,183
Inventory	916	916
Total Current Assets	7,633	20,099
TOTAL ASSETS	$ 7,633	$ 20,099
LIABILITIES
Loans from Shareholders	8,848	8,848
Accounts payable	200	1,317
TOTAL LIABILITIES	9,048	10,165
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,015,000 shares issued and outstanding	3,015	3,015
Additional paid-in-capital	25,235	25,235
Deficit accumulated during the development stage	(29,665)	(18,316)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,415)	9,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 7,633	$ 20,099

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED OCTOBER 31, 2012	THREE MONTHS ENDED OCTOBER 31, 2011	SIX MONTHS ENDED OCTOBER 31, 2012	SIX MONTHS ENDED OCTOBER 31, 2011	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO OCTOBER 31, 2012

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0
EXPENSES
General & Administrative Expenses	2,274	49	11,349	7,594	29,665
TOTAL EXPENSES	2,274	49	11,349	7,594	29,665
NET LOSS FROM OPERATIONS	(2,274)	(49)	(11,349)	(7,594)	(29,665)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$ (2,274)	$ (49)	$ (11,349)	$ (7,594)	$ (29,665)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,015,000	2,500,000	3,015,000	2,500,000

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED OCTOBER 31, 2012	SIX MONTHS ENDED OCTOBER 31, 2011	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO OCTOBER 31, 2012

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (11,349)	$ (7,594)	$ (29,665)
Increase (Decrease) in Operating Liabilities	(1,117)	-	200
Decrease (Increase) in Operating Assets	-	(916)	(916)
Net Cash provided by (used in) Operating Activities	(12,466)	(8,510)	(30,381)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	0	7,174	8,848
Sale of Common Shares	0	0	28,250
Net Cash provided by (used in) Financing Activities	0	7,174	37,098

Increase (Decrease) in Cash and Cash Equivalents	(12,466)	(1,336)	6,717
Cash and Cash Equivalents at Beginning of Period	19,183	2,495	0
Cash and Cash Equivalents at End of Period	$ 6,717	$ 1,159	$ 6,717

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements

ADVENTO, INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

ADVENTO, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010.  We are a development stage company and intend to commence operations in the distribution of shower cabinets. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on August 4, 2010 through October 31, 2012 the Company has accumulated losses of $29,665.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,665 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period August 4, 2010 (inception) to October 31, 2012.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

On April 28, 2011, the Company issued  2,500,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $2,500. For the period ended April 30, 2012 the Company issued  515,000  shares  of  common stock at a price of $0.05 per share for total cash proceeds of $25,750. As of October 31, 2012 the Company issued  3,015,000  shares  of  common stock for total cash proceeds of $28,250.

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

 As of October 31, 2012, the Company had net operating loss carry forwards of $29,665 that may be available to reduce future years’ taxable income through 2032.

5. RELATED PARTY TRANSACTIONS

On April 28, 2011, the Company sold 2,500,000 shares  of  common stock at a price of $0.001 per share to its director.

As of October 31, 2012 Director had loaned the Company $8,848 to pay for general expenses and professional fees. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

SIX MONTH PERIOD ENDED OCTOBER 31, 2012 COMPARED TO THE SIX MONTH PERIOD ENDED OCTOBER 31, 2011

Our net loss for the Six month period ended October 31, 2012 was $11,349 compared to a net loss of $7,594 during the Six month period ended October 31, 2011. During the Six month period ended October 31, 2012, we did not generate any revenue.

During the Six month period ended October 31, 2012, we incurred general and administrative expenses $11,349 compared to $7,594 incurred during the Six month period ended October 31, 2011.  General and administrative and professional fee expenses incurred during the Six month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,015,000 for the Six month period ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED OCTOBER 31, 2012

As at October 31, 2012, our current assets were $7,633 compared to $20,099 in current assets at April 30, 2012. Current assets were comprised of $6,717 in cash and $916 in inventory. As at October 31, 2012, our current liabilities were $9,048. Current liabilities were comprised of $8,848 in loans from Director and $200 in accounts payable.

Stockholders’ deficit was $1,415 as of October 31, 2012 compared to $9,934 stockholders’ equity as of April 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the Six month period ended October 31, 2012, net cash flows used in operating activities was $12,466 consisting of a net loss of $11,349 and decrease in liabilities of $1,117. Net cash flows used in operating activities was $30,381 for the period from inception (August 4, 2010) to October 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended October 31, 2012 we have not generated cash flow  provided by financing activities.  For the period from inception (August 4, 2010) to October 31, 2012, net cash provided by financing activities was $37,098 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of October 31, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADVENTO, INC.
Dated: November 15, 2012	By: /s/ Liang Wei Wang
Liang Wei Wang, President and Chief Executive Officer and Chief Financial Officer