Form 10-Q
period 2013-01-31
ADVENTO, INC.
filed 2013-02-25
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,015,000 as of February 25, 2013.

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	January 31, 2013	April 30, 2012
ASSETS
Current Assets
Cash	$ 4,747	$ 19,183
Inventory	916	916
Total Current Assets	5,663	20,099
TOTAL ASSETS	$ 5,663	$ 20,099
LIABILITIES
Loans from Shareholders	8,848	8,848
Accounts payable	400	1,317
TOTAL LIABILITIES	9,248	10,165
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,015,000 shares issued and outstanding	3,015	3,015
Additional paid-in-capital	25,235	25,235
Deficit accumulated during the development stage	(31,835)	(18,316)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,585)	9,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 5,663	$ 20,099

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED JANUARY 31, 2013	THREE MONTHS ENDED JANUARY 31, 2012	NINE MONTHS ENDED JANUARY 31, 2013	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO JANUARY 31, 2013

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0
EXPENSES
General & Administrative Expenses	2,170	1,519	13,519	9,113	31,835
TOTAL EXPENSES	2,170	1,519	13,519	9,113	31,835
NET LOSS FROM OPERATIONS	(2,170)	(1,519)	(13,519)	(9,113)	(31,835)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$ (2,170)	$ (1,519)	$ (13,519)	$ (9,113)	$ (31,835)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,015,000	2,500,000	3,015,000	2,500,000

See accompanying notes to financial statements

ADVENTO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED JANUARY 31, 2013	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO JANUARY 31, 2013

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (13,519)	$ (9,113)	$ (31,835)
Increase (Decrease) in Operating Liabilities	(917)	-	400
Decrease (Increase) in Operating Assets	-	(916)	(916)
Net Cash provided by (used in) Operating Activities	(14,436)	(10,029)	(32,351)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	0	8,674	8,848
Sale of Common Shares	0	0	28,250
Net Cash provided by (used in) Financing Activities	0	8,674	37,098

Increase (Decrease) in Cash and Cash Equivalents	(14,436)	(1,355)	4,747
Cash and Cash Equivalents at Beginning of Period	19,183	2,495	0
Cash and Cash Equivalents at End of Period	$ 4,747	$ 1,140	$ 4,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements

ADVENTO, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

ADVENTO, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010.  We are a development stage company and intend to commence operations in the distribution of shower cabinets. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on August 4, 2010 through January 31, 2013 the Company has accumulated losses of $31,835.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $31,835 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period August 4, 2010 (inception) to January 31, 2013.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

On April 28, 2011, the Company issued  2,500,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $2,500. For the period ended April 30, 2012 the Company issued  515,000  shares  of  common stock at a price of $0.05 per share for total cash proceeds of $25,750. As of January 31, 2013 the Company issued  3,015,000  shares  of  common stock for total cash proceeds of $28,250.

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

 As of January 31, 2013, the Company had net operating loss carry forwards of $31,835 that may be available to reduce future years’ taxable income through 2033.

5. RELATED PARTY TRANSACTIONS

On April 28, 2011, the Company sold 2,500,000 shares  of  common stock at a price of $0.001 per share to its director.

As of January 31, 2013 Director had loaned the Company $8,848 to pay for general expenses and professional fees. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

NINE MONTH PERIOD ENDED JANUARY 31, 2013 COMPARED TO THE NINE MONTH PERIOD ENDED JANUARY 31, 2012

Our net loss for the Nine month period ended January 31, 2013 was $13,519 compared to a net loss of $9,113 during the Nine month period ended January 31, 2012. During the Nine month period ended January 31, 2013, we did not generate any revenue.

During the Nine month period ended January 31, 2013, we incurred general and administrative expenses $13,519 compared to $9,113 incurred during the Nine month period ended January 31, 2012.  General and administrative and professional fee expenses incurred during the Nine month period ended January 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,015,000 for the Nine month period ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2013

As at January 31, 2013, our current assets were $5,663 compared to $20,099 in current assets at April 30, 2012. Current assets were comprised of $4,747 in cash and $916 in inventory. As at January 31, 2013, our current liabilities were $9,248. Current liabilities were comprised of $8,848 in loans from Director and $400 in accounts payable.

Stockholders’ deficit was $3,585 as of January 31, 2013 compared to $9,934 stockholders’ equity as of April 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the Nine month period ended January 31, 2013, net cash flows used in operating activities was $14,436 consisting of a net loss of $13,519 and decrease in liabilities of $917. Net cash flows used in operating activities was $32,351 for the period from inception (August 4, 2010) to January 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Nine month period ended January 31, 2013 we have not generated cash flow  provided by financing activities.  For the period from inception (August 4, 2010) to January 31, 2013, net cash provided by financing activities was $37,098 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of January 31, 2013, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADVENTO, INC.
Dated: February 25, 2013	By: /s/ Liang Wei Wang
Liang Wei Wang, President and Chief Executive Officer and Chief Financial Officer