Form 10-K
period 2013-04-30
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2013-07-29
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174607

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	5070	68-0681552
State or jurisdiction of	Primary Standard Industrial	IRS Employer
incorporation	Classification Code Number	Identification Number
or organization

No. 30 N. Zhongshan Road, Floor 40, Guluo District, Nanjing
Jiangsu Province, P.R.C. 210008
Tel: 011-86-18652999667
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X ] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2012 was Nil based on a Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of July 26, 2013, the registrant had 953,830,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Joymain International Development Group Inc. (formerly known as Advento Inc.), unless otherwise indicated.

CORPORATE BACKGROUND

We were incorporated in the State of Nevada on August 4, 2010 under the name Advento, Inc.

We originally planned to market and distribute an assortment of residential and commercial shower cabinets produced by Hangzhou Yongsheng Holdings Co., Ltd in the European and North American market. However, in connection with a change of control transaction that closed on March 12, 2013 and which is more fully described below under the section below titled “Change of Control”, we appointed a new executive management team and changed our planned business operations.

Change in Control

On March 12, 2013, pursuant to the terms of a Share Exchange Agreement, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of our common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as president, secretary, treasurer, and director of our company; (b) Mr. Suqun Lin, was appointed as our sole director, president, secretary and treasurer. Our company did not receive any proceeds from the transaction. In accordance with the terms of the agreement our company at the closing of the agreement had no assets and liabilities. Our current major shareholder anticipates funding our operating costs until additional funds can be raised. There is no assurance that we will be able to successfully raise funds.

Name Change and Increase of Authorized Shares

On March 21, 2013, we received written consent from the holder of 82.92% of our voting securities and our board of directors approved the name change of our company from Advento, Inc. to Joymain International Development Group Inc. and to effect a forward split of our issued and outstanding shares on a basis of 300 new for 1 old. Upon effect of the forward split, our company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares of common stock, with a par value of $0.001. The board of directors and stockholders also approved to increase our company’s authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, with a par value of $0.001.

Effective March 28, 2013, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to our Articles of Incorporation to change our name from Advento, Inc. to Joymain International Development Group Inc. and to increase our authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 10, 2013 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 10, 2013, pursuant to the 300 new for 1 old forward split, our company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares, par value of $0.001.

The amendments became effective with the Over-the-Counter Bulletin Board April 10, 2013. Our ticker symbol changed from “ADTO ” to “ JIDG ” to better reflect our new name. Our new CUSIP number is 48125Q101.

PLAN OF OPERATIONS

We intend to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the related field operates in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Suqun Lin, our sole officer and director. As of the date of this annual report, our company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential products or business acquisition candidate regarding business opportunities for our company. Our company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze business opportunities, we will consider the following factors:

  Potential for growth, indicated by new technology, anticipated market expansion or new products;
  Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
  Strength and diversity of management, either in place or scheduled for recruitment;
  Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
  The cost of participation by our company as compared to the perceived tangible and intangible values and potentials;
  The extent to which the business opportunity can be advanced;
  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
  Other relevant factors.

We do not currently engage in any business activities that provide cash flow. We intend to sell our common shares to investors to raise funds for our operating and investing cash needs. Prior to us successfully raising funds through selling our common shares, we expect our operating costs will be paid with money to be loaned to or invested in us by our stockholders or management. During the next 12 months we anticipate incurring costs related to develop healthcare related consumer products, filing of Exchange Act reports and consummating an acquisition.

We believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business acquisition with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business acquisition, due primarily to our limited financing and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the process of developing healthcare related consumer products and the selection of a business acquisition will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business acquisition may occur at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

EMPLOYEES

We currently have no employees, not including Suqun Lin, our sole officer and director. Our sole officer and director is engaged in outside business activities and is anticipated to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. Our current sole officer and director and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as 5 hours per month, or more than 40 hours per month. We expect no significant changes in the number of our employees other than such changes, if any, incident to a successfully developed product or a business acquisition.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

Our principal executive office is located at No. 30 N. Zhongshan Road, Floor 40, Guluo District, Nanjing, Jiangsu Province, P.R.C. 210008. Our telephone number is 011-86-18652999667. We do pay a lease of approximately $300 per year for the use of this space. We do not own any real estate or other properties.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “JIDG”.

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol “JIDG”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of July 26, 2013, no shares of our common stock have been traded.

Number of Holders

As of July 26, 2013, the 953,830,000 issued and outstanding shares of common stock were held by a total of 860 shareholders of record.

Our common shares are issued in registered form. Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760, Telephone (727) 289-0010, is the registrar and transfer agent for our common shares.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2012. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

We do not intend to issue any cash dividends in the future. We intend to retain earnings, if any, to finance the development and expansion of our business.

However, it is possible that our management may decide to declare a stock dividend in the future. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2013.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of our Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended April 30, 2013 Compared to Year Ended April 30, 2012

We have limited operational history. From our inception on October 4, 2010 to April 30, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Our net loss for the fiscal year ended April 30, 2013 was $44,796 compared to a net loss of $18,137 for the year ended to April 30, 2012.

Professional Fees. During the year ended April 30, 2013, our company incurred $40,465 of professional fees consisting of auditing, accounting, legal and filing fees associated with our company’s name change, stock split, and filing of period reports with the Securities and Exchange Commission (“SEC”). During the year ended April 30, 2012, our company incurred $17,297 of professional fees consisting entirely of auditing, accounting and filing fees associated with our company’s filing of a registration statement on Form S-1 and period reports with the SEC.

Other General and Administrative Expenses. During the year ended April 30, 2013, our company incurred other general and administrative expenses of $4,331 consisted of $3,663 of travel expenses and $668 of other miscellaneous expenses. During the year ended April 30, 2012, our company incurred other general and administrative expenses of $840 primarily consisted of bank charges and fees.

Liquidity and Capital Resources

At April 30, 2013, we had $1,945 in prepaid expenses, accounts payable of $5,909, and loans from shareholders of $27,113. At April 30, 2012, we had $19,183 in cash, $916 in inventory, accounts payable of $1,317, and loans from shareholders of $8,848. In April 2011, we received $2,500 from the sale of 750,000,000 shares of common share. Additionally, we received $25,750 in total for the sale of 154,500,000 shares of common share in March and April 2012. As of April 30, 2013 and 2012, we had accumulated deficits of $939,362 and $894,566. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Cash Flows Used By Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2013, net cash flows used in operating activities was $41,233, consisting of a net loss of $44,796, an increase in accounts payable of $4,592, a decrease in inventory of $916, and an increase in prepaid expenses of $1,945. For the fiscal year ended April 30, 2012, net cash flows used in operating activities was $17,736, consisting of a net loss of $18,137, an increase in liabilities of $1,317 and an increase in prepaid expenses of $916. Net cash flows used in operating activities was $59,148 for the period from inception (August 4, 2010) to April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended April 30, 2013, net cash provided by financing activities was $27,713 loans from shareholders and offset by repayments of shareholders loans of $5,663. For the fiscal year ended April 30, 2012 net cash provided by financing activities was $34,424, received from proceeds from issuance of common stock and loan from a director. For the period from inception (August 4, 2010) to April 30, 2013, net cash provided by financing activities was $28,250 received from proceeds from issuance of common stock, $37,878 loans from a director and offset by $5,663 repayments of shareholders loans.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.

Our company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Development Stage Company

Our company has not generated significant revenues to date; accordingly, our company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." Our company is subject to a number of risks similar to those of other companies in an early stage of development.

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception resulting in a working capital deficiency of $31,077 and an accumulated deficit of $939,362 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

Our company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to our company.

The issuances of additional equity securities by our company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At April 30, 2013, our company had no cash equivalents.

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

Foreign Currency Translation

Our company's functional currency and its reporting currency is the United States dollar.

Fair Value of Financial Instruments

Our company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on our company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Our company did not identify any assets and liabilities that are required to be presented on the condensed balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of accounts payables and debts approximate their fair values due to the short maturities of these instruments.

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

	For the Year Ended April 30,
	2013	2012
Expected income tax recovery (expense) at the statutory rate of 34%	$(15,231)	$(6,167)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Change in valuation allowance	15,231	6,167
Provision for income taxes	$-	$-

The components of deferred income taxes are as follow:

	For the Year Ended April 30,
	2013	2012
Deferred income tax asset:
Net operating loss carryforwards	$21,458	$6,227
Valuation allowance	(21,458)	(6,227)
Deferred income taxes	$-	$-

As of April 30, 2013, our company has a net operating loss carryforward (“NOL”) of approximately $63,000 available to offset future taxable income through 2033. The NOL is limited under Section 382 of the Internal Revenue Code of 1986 if a change in control or ownership should occur. The increases in the valuation allowance at April 30, 2013 and 2012 from their immediate prior year end was $15,231 and $6,167, respectively.

Basic and Diluted Loss Per Share

Our company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Our company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Related Parties

Parties are considered to be related to our company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with our company. Related parties also include principal owners of our company, its management, members of the immediate families of principal owners of our company and its management and other parties with which our company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Our company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Recent Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Requirement for Funding

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

Material Commitments

As of April 30, 2013, we had no material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Going Concern

The independent auditors' audit report accompanying our April 30, 2013 audited financial statements, included herein, contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(f/k/a Advento, Inc.)
(A Development Stage Company)

CONTENTS

PAGE F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE F-3	BALANCE SHEETS AS OF APRIL 30, 2013 AND 2012
PAGE F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012 AND FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2013
PAGE F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2013
PAGE F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012 AND FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2013
PAGES F-7 - F-12	NOTES TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Joymain International Development Group Inc.
(formerly known as Advento, Inc.)

We have audited the accompanying balance sheet of Joymain International Development Group Inc. (a Development Stage Company) (formerly known as Advento, Inc.) (the “Company”) as of April 30, 2013 and the related statement of operations, changes in stockholders’ deficiency and cash flow for the year ended April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from August 4, 2010 (Date of Inception) to April 30, 2013 include amounts for the period August 4, 2010 (Date of Inception) to April 30, 2012. Our opinion, insofar as it relates to the amounts included for the period August 4, 2010 (Date of Inception) to April 30, 2012, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions and included explanatory paragraphs describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period from August 4, 2010 (Date of Inception) to April 30, 2012 reflect a development stage net loss.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2013 and the results of its operations and its cash flow for the year ended April 30, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM, LLP
Certified Public Accountants

New York, NY
July 20, 2013

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advento, Inc.
Henderson, Nevada

I have audited the accompanying balance sheet of Advento, Inc. (a development stage company) as of April 30, 2012, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2012, and for the period from August 4, 2010 (inception) through April 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advento, Inc. as of April 30, 2012, and the results of its operations and its cash flows for the year ended April 30, 2012, and for the period from August 4, 2010 (inception) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
July 10, 2012	RONALD R. CHADWICK, P.C

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$-	$19,183
Prepaid expenses	1,945	-
Inventory	-	916
TOTAL CURRENT ASSETS	1,945	20,099
TOTAL ASSETS	$1,945	$20,099
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$5,909	$1,317
Loans from shareholders	27,113	8,848
TOTAL CURRENT LIABILITIES	33,022	10,165
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock,1,500,000,000 shares authorized, par value $0.001, 904,500,000 shares issued and outstanding at April 30, 2013 and 2012	904,500	904,500
Additional paid-in capital	3,785	-
Deficit accumulated during the development stage	(939,362)	(894,566)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(31,077)	9,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,945	$20,099

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS

			For the Period From
			August 4, 2010
	For the Years Ended		(Inception) Through
	April 30		April 30,
	2013	2012	2013
REVENUE	$-	$-	$-
EXPENSES	44,796	18,137	63,112
Loss before income taxes	(44,796)	(18,137)	(63,112)
Provision for income taxes	-	-	-
NET LOSS	(44,796)	(18,137)	(63,112)
BASIC AND DILUTED:
Loss per common share	a	a
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	904,500,000	769,766,400

a= Less than ($0.01) per share

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficiency)
August 4, 2010 (Inception)	-	$-	$-	$-	$-
Common shares sold at $0.000003 per share	750,000,000	750,000	-	(747,500)	2,500
Net loss	-	-	-	(179)	(179)

BALANCE April 30, 2011	750,000,000	750,000	-	(747,679)	2,321
Common shares sold at $0.00016 per share	154,500,000	154,500	-	(128,750)	25,750
Net loss	-	-	-	(18,137)	(18,137)
BALANCE April 30, 2012	904,500,000	904,500	-	(894,566)	9,934
Forgiveness of loans from shareholders	-	-	3,785	-	3,785
Net loss	-	-	-	(44,796)	(44,796)
BALANCE April 30, 2013	904,500,000	$904,500	$3,785	$(939,362)	$(31,077)

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENTS OF CASHFLOWS

			For the Period from
			August 4, 2010
	For the Years Ended		(Inception) Through
	April 30		April 30,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(44,796)	$(18,137)	$(63,112)
Adjustments To Reconcile Net Loss To
Net Cash Used In Operating Activities
Increase (decrease) in inventory	916	(916)	-
Increase (decrease) in prepaid expenses	(1,945)	-	(1,945)
Increase (decrease) in accounts payable	4,592	1,317	5,909
NET CASH USED IN OPERATING ACTIVITIES	(41,233)	(17,736)	(59,148)
INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,750	28,250
Repayments of shareholders loans	(5,663)	-	(5,663)
Loans from shareholders	27,713	8,674	36,561

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,050	34,424	59,148
Net Increase (Decrease) in Cash	(19,183)	16,688	-
Cash, Beginning of Period	19,183	2,495	-
CASH, END OF PERIOD	$-	$19,183	$-
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-cash financing activities:
Forgiveness of loans from shareholders	$3,785	$-	$3,785

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(f/k/a ADVENTO, INC.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2013

NOTE 1 ORGANIZATION AND BUSINESS OPERATIONS

Joymain International Development Group Inc. (f/k/a Advento, Inc.), a development stage company, (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010. The Company is a development stage company and initially planned to commence operations in the distribution of shower cabinets. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

On March 12, 2013, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of the Company’s common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as the Company’s president, secretary, treasurer, and director of the Company; (b) Mr. Suqun Lin, was appointed as the Company’s sole director, president, secretary and treasurer. Effective March 28, 2013, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to the Company’s Articles of Incorporation to change the Company’s name from Advento, Inc. to Joymain International Development Group Inc. and to increase its authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 10, 2013 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 10, 2013, pursuant to a 300 new for one (1) old forward split, the Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares, par value of $0.001. Information regarding shares of common stock (except par value per share), discount on stock issued, and net (loss) income per common share for all periods presented reflects the three hundred-for-one forward split of the Company’s common stock.

In connection with the change of control, the Company changed its business operation plan to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the related field which operates in the United States. Activities during the development stage include developing a business plan and raising capital. Until additional funding is raised through selling the Company common shares, the majority shareholder anticipates funding the Company’s operating costs. There is no assurance that the Company will be able to successfully raise additional funds.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in ASC 915, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a working capital deficiency of $31,077 and an accumulated deficit of $939,362 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At April 30, 2013, the Company had no cash equivalents.

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

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any assets and liabilities that are required to be presented on the condensed balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of accounts payables and debts approximate their fair values due to the short maturities of these instruments.

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

	For the Year Ended April 30,
	2013	2012
Expected income tax expense(recovery) at the statutory rate of 34%	$(15,231)	$(6,167)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Change in valuation allowance	15,231	6,167
Provision for income taxes	$-	$-

The components of deferred income taxes are as follow:

	For the Year Ended April 30,
	2013	2012
Deferred income tax asset:
Net operating loss carryforwards	$21,458	$6,227
Valuation allowance	(21,458)	(6,227)
Deferred income taxes	$-	$-

As of April 30, 2013, the Company has a net operating loss carryforward (“NOL”) of approximately $63,000 available to offset future taxable income through 2033. The NOL is limited under Section 382 of the Internal Revenue Code of 1986 if a change in control or ownership should occur. On March 12, 2013, a change of control occurred which will substantially limit the use of our current NOL in the future. The increases in the valuation allowance at April 30, 2013 and 2012 from their immediate prior year end was $15,231 and $6,167, respectively.

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

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Recent Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

NOTE 3 RELATED PARTY TRANSACTIONS

For the year ended April 30, 2013, a former Director had loaned the Company $600 for professional fees and the Company’s majority shareholder loaned the Company $27,113 for general expenses and professional fees. The loans are non-interest bearing, due upon demand and unsecured. For the year ended April 30, 2012 a former Director had loaned the Company $8,674 to pay for general expenses and professional fees. The loan is non-interest bearing, due upon demand and unsecured. On August 4, 2010 a Director had loaned the Company $174. As of April 30, 2013 total loan amount from the former Director was $9,448 and the Company repaid $5,663. In connection with the change of control on March 12, 2013, the former director forgave the loans of $3,785 and the amount was recorded by the Company as contributed capital. At April 30, 2013 and 2012, the Company’s loans from shareholders amounted to $27,113 and $8,848, respectively.

On April 28, 2011, the Company sold 750,000,000 shares of common stock at a price of $0.000003 per share to its director for a total cash proceeds of $2,500.

NOTE 4 STOCKHOLDERS’ EQUITY (DEFICIENCY)

The authorized capital of the Company is 1,500,000,000 common shares with a par value of $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750.

On April 15, 2013, the Company received written consent from the board of directors to carry out a private placement of up to 55,000,000 shares of common stock at a price of $0.03 per share for maximum gross proceeds of $1,650,000 (the “Private Placement”).

As of April 30, 2013, a former director forgave loans of $3,785 and this was recorded by the Company as contributed capital.

5. SUBSEQUENT EVENTS

In July 2013, in connection with the Private Placement, the Company issued 49,330,000 shares of common stock at a price of $0.03 per share for total gross cash proceeds of $1,479,900.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 15, 2013, we formally informed Ronald R. Chadwick, P.C. of his dismissal as the Company’s independent registered public accounting firm.

The reports of Ronald R. Chadwick, P.C. on our company’s financial statements as of and for the fiscal years ended April 30, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended April 30, 2012 and 2011, and through May 15, 2013, there were no disagreements with Ronald R. Chadwick, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ronald R. Chadwick, P.C. would have caused them to make reference thereto in connection with their report on the financial statements for such years.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

On May 15, 2013, we engaged RBSM LLP as our new independent registered public accounting firm. During the two most recent fiscal years and through May 15, 2013, the Company did not consulted with RBSM LLP regarding any matter that was the subject of a disagreement or a reportable event.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Suqun Lin, our president (our principal executive officer, principal financial officer and principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Effective March 12, 2013, Liang Wei Wang resigned as president, secretary, treasurer and director of our company. Mr. Wang’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Wang’s resignation, our company appointed Suqun Lin as president, secretary, treasurer and director, effective March 12, 2013.

PART III

ITEM 10.	DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

The name, address and position of our present officers and directors are set forth below:

Name	Age	Position	Date First Elected or Appointed

Suqun Lin	32	President, Secretary, Treasurer and Director	March 12, 2013

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Suqun Lin – President, Secretary, Treasurer and Director

Suqun Lin was appointed as our president, secretary, treasurer and director on March 12, 2013. Since September 2010, Mr. Lin has been the senior operating officer, China District, of Nanjing Joymain Science and Technology Development Co., Ltd. a company that specializes in research and development, production and marking of high-tech health care products. As senior operating officer, Mr. Lin is responsible for managing the operations, logistics, customer services, production and procurement departments in the People’s Republic of China. Mr. Lin first joined Naijing Joymain as an administration manager in May 2009 and managed the human resources and office administration of the company. Mr. Lin was promoted to director of the president’s office in December 2009 and further promoted to senior operating officer, China District in December 2010.

From April 2008 to April 2009, Mr. Lin was the Shenzhen branch manager of Shenzhen Yuelang Science and Technology Development Co., Ltd., wherein he managed the business development and public relation affairs in the Shenzhen area. From February 2007 to March 2008, Mr. Lin was the assistant to the sales vice president of Shenzhen Yuelang and was responsible for assisting the sales vice president in managing sales related operations.

Identification of Significant Employees

We have no significant employees, other than Suqun Lin our president, secretary, treasurer and director

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

We believe that the member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended April 30, 2013 and April 30, 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2013 and April 30, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suqun Lin(1) President, Treasurer and Secretary	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Liang Wei Wang(2) Former President, Treasurer and Secretary	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Suqun Lin was appointed as our president, secretary, treasurer and director on March 12, 2013.
(2)	Liang Wei Wang resigned as our president, secretary, treasurer and director on March 12, 2013.

There are no current employment agreements between our company and our sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended April 30, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2013.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of July 26, 2013 by:

  each of our executive officers;
  each director;
  each person known to us to own more than 5% of our outstanding common stock; and
  all of our executive officers and directors and as a group.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage

Common Stock	Suqun Lin(2) No. 30 N. Zhongshan Road, Floor 40, Guluo District, Nanjing , Jiangsu Province, P.R.C. 210008	Nil shares of common stock	0%

Common Stock	Xijian Zhou No. 30 N. Zhongshan Road, Floor 38, Guluo District, Nanjing Jiangsu Province, P.R.C. 210008	750,000,000(3) shares of common stock (direct)	78.6%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Suqun Lin is our president, secretary, treasurer and director.
(3)	The percent of class is based on 953,830,000 shares of common stock issued and outstanding as of July 26, 2013.

CHANGES IN CONTROL

On March 12, 2013, pursuant to the terms of a share exchange agreement, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of our common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as president, secretary, treasurer, and director of our company; (b) Mr. Suqun Lin, was appointed as our sole director, president, secretary and treasurer. Our company did not receive any proceeds from the transaction. In accordance with the terms of the agreement our company at the closing of the agreement had no assets and liabilities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

During the year ended April 30, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

We currently act with one director, consisting of Suqun Lin. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our board of directors acts in such capacities. We believe that our sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2013 $	April 30, 2012 $
Audit Fees	7,250	7,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	7,250	7,750

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

During fiscal year ended April 30, 2013, we incurred approximately $7,250 in fees to our former principal independent accountants, Ronald R. Chadwick, P.C., for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. During fiscal year ended April 30, 2012, we incurred approximately $7,750 in fees to our former principal independent accountants, Ronald R. Chadwick, P.C., for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2013)
(10)	Material Contracts
10.1	Stock Purchase Agreement dated March 12, 2012 between our company, Liang Wei Wang and Xijian Zhou (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Joymain International Development Group Inc.

Dated: July 29, 2013	By: /s/ Suqun Lin
Suqun Lin
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 29, 2013	By: /s/ Suqun Lin
Suqun Lin
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)