Form 10-Q
period 2013-07-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2013-09-11
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission file number 333-174607

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada	68-0681552
State or jurisdiction of	IRS Employer
incorporation	Identification Number
or organization

No. 30 N. Zhongshan Road, Floor 40, Gulou District, Nanjing
Jiangsu Province, P.R.C. 210008
Tel: 011-86-18652999667
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 953,830,000 as of September 10, 2013.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” which discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2013, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$1,462,063	$-

Prepaid expenses	1,944	1,945

TOTAL CURRENT ASSETS	1,464,007	1,945

TOTAL ASSETS	$1,464,007	$1,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)

CURRENT LIABILITIES:

Accounts payable	$12,851	$5,909

Loans from shareholders	63,099	27,113

TOTAL CURRENT LIABILITIES	75,950	33,022

STOCKHOLDERS' EQUITY (DEFECIT):

Common stock,1,500,000,000 shares authorized, par value $0.001, 953,830,000 and 904,500,000 shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively	953,830	904,500

Additional paid-in capital	1,403,251	3,785

Deficit accumulated during the development stage	(969,024)	(939,362)

TOTAL STOCKHOLDERS' EQUITY (DEFECIT)	1,388,057	(31,077)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)	$1,464,007	$1,945

See accompanying notes to unaudited financial statements
3

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			For the Period From
			August 4, 2010
	For the Three Months Ended		(Inception) Through
	July 31		July 31,
	2013	2012	2013

REVENUE	$-	$-	$-

EXPENSES	29,662	9,075	92,774

Loss before income taxes	(29,662)	(9,075)	(92,774)

Provision for income taxes	-	-	-

NET LOSS	$(29,662)	$(9,075)	$(92,774)

BASIC AND DILUTED:

Loss per common share	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	921,658,261	904,500,000

a= Less than ($0.01) per share

See accompanying notes to unaudited financial statements
4

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENT OF CASHFLOWS
(Unaudited)

			For the Period from
			August 4, 2010
	For the Three Months Ended		(Inception) Through
	July 31,		July 31,
	2013	2012	2013

OPERATING ACTIVITIES:

Net loss	$(29,662)	$(9,075)	$(92,774)

Adjustments To Reconcile Net Loss From Operations To Net Cash Used By Operating Activities

Decrease (Increase) in prepaid expenses	1	-	(1,944)

Increase (Decrease) in accounts payable	6,942	(1,117)	12,851

NET CASH USED IN OPERATING ACTIVITIES	(22,719)	(10,192)	(81,867)

INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES:

Proceeds from issuance of common stock	1,479,900	-	1,508,150

Payments of common stock offering costs	(31,104)	-	(31,104)

Repayment of shareholders loans	-	-	(5,663)

Loans from shareholders	35,986	-	72,547

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,484,782	-	1,543,930

Net Increase (Decrease) in Cash	1,462,063	(10,192)	1,462,063

Cash, Beginning of Period	-	19,183	-

CASH, END OF PERIOD	$1,462,063	$8,991	$1,462,063

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash paid during the period for:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Non-cash financing activities:

Forgiveness of loans from shareholders	$-	$-	$3,785

See accompanying notes to unaudited financial statements
5

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(f/k/a ADVENTO, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2013

NOTE 1 ORGANIZATION AND BUSINESS OPERATIONS

Joymain International Development Group, Inc. (f/k/a Advento, Inc.), a development stage company, (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010. The Company initially planned to commence operations in the distribution of shower cabinets. It has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Therefore it is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”).

On March 12, 2013, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of the Company’s common stock, representing 82.92% of its issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as the Company’s president, secretary, treasurer, and director of the Company; (b) Mr. Suqun Lin, was appointed as the Company’s sole director, president, secretary and treasurer. Effective March 28, 2013, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to the Company’s Articles of Incorporation to change the Company’s name from Advento, Inc. to Joymain International Development Group Inc. and to increase its authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 10, 2013 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 10, 2013, pursuant to a 300 new for one (1) old forward split, the Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares, par value of $0.001. Information regarding shares of common stock (except par value per share), discount on stock issued, and net (loss) income per common share for all periods presented reflects the three hundred-for-one forward split of the Company’s common stock.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in ASC 915, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Going Concern

The unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and an accumulated deficit of $969,024 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its major stockholder and or sale of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains almost all of its cash and cash equivalents with a financial institution in Hong Kong through a trust account. Balances in banks in Hong Kong are uninsured.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

NOTE 3 COMMON STOCK

The authorized capital of the Company is 1,500,000,000 common shares with a par value of $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750.

In July 2013, the Company completed a private placement (the “Private Placement”) of the sale of 49,330,000 shares of common stock at a price of $0.03 per share for total gross cash proceeds of $1,479,900. The Company incurred Private Placement related offering costs of $31,104; the amount was recorded as a reduction to the Company’s additional-paid-in-capital.

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

As of July 31, 2013, the Company had net operating loss carry forwards of $92,774 that may be available to reduce future years’ taxable income through 2033.

5. RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2013, the Company’s majority shareholder loaned the Company $35,986 for general expenses and professional fees. The loans are non-interest bearing, due upon demand and unsecured. At July 31, 2013 and April 30, 2013, the Company’s loans from shareholders amounted to $63,099 and $27,113, respectively.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Joymain International Development Group, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 29, 2013. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Joymain International Development Group Inc. (formerly known as Advento Inc.), unless otherwise indicated.

INTRODUCTION

We were incorporated in the State of Nevada on August 4, 2010 under the name Advento, Inc.

We originally planned to market and distribute an assortment of residential and commercial shower cabinets produced by Hangzhou Yongsheng Holdings Co., Ltd in the European and North American market. However, in connection with a change of control transaction that closed on March 12, 2013 which is more fully described below under the section below titled “Change of Control”, we appointed a new executive management team and changed our planned business operations.

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

Name Change and Increase of Authorized Shares

On March 21, 2013, we received written consent from the holder of 82.92% of our voting securities and our board of directors approved the name change of our company from Advento, Inc. to Joymain International Development Group Inc. and to effect a forward split of our issued and outstanding shares on a basis of 300 new shares for 1 old share. Upon effectness of the forward split, our company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares of common stock, with a par value of $0.001. The board of directors and stockholders also approved to increase our company’s authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, with a par value of $0.001.

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

The amendments became effective with the Over-the-Counter Bulletin Board April 10, 2013. Our ticker symbol changed from “ADTO” to “JIDG” to better reflect our new name. Our new CUSIP number is 48125Q101.

We intend to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the related field operating in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Suqun Lin, our sole officer and director. As of the date of this report, our company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential products or business acquisition candidate regarding business opportunities for our company. Our company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze business opportunities, we will consider the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by our company as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

We do not currently engage in any business activities that provide cash flow. We rely on selling our common shares to investors to raise funds for our operating and investing cash needs. During the next 12 months we anticipate incurring costs related to develop healthcare related consumer products, filing of Exchange Act reports and consummating an acquisition.

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

Our management anticipates that it will likely be able to effect only one business acquisition, due primarily to our limited financing and the dilution of interest for present and prospective shareholders.. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

THREE MONTHS PERIOD ENDED JULY 31, 2013 COMPARED TO THE THREE MONTHS PERIOD ENDED JULY 31, 2012

Our net loss for the three months period ended July 31, 2013 was $29,662 compared to a net loss of $9,075 during the three months period ended July 31, 2012. During the three months periods ended July 31, 2013 and 2012, we did not generate any revenue.

Professional Fees. During the three months ended July 31, 2013, our company incurred $27,201 of professional fees consisting of auditing, accounting, legal and filing fees associated with filing of required reports with the Securities and Exchange Commission (“SEC”). During the three months ended July 31, 2012, our company incurred $8,850 of professional fees consisting of auditing, accounting and filing fees associated with our company’s filing of required reports with the SEC.

Other General and Administrative Expenses. During the three months ended July 31, 2013, our company incurred other general and administrative expenses of $2,461 consisted of $1,923 of travel expenses and $538 of other miscellaneous expenses. During the three months ended July 31, 2012, our company incurred other general and administrative expenses of $225 primarily consisted of bank charges and fees.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013, our current assets were $1,464,007 compared to $1,945 in current assets at April 30, 2013. Current assets were comprised of $1,462,063 in cash and $1,944 in inventory. As of July 31, 2013, our current liabilities were $75,950. Current liabilities were comprised of $63,099 in loans from shareholders and $12, 851 in accounts payable.

Stockholders’ equity was $1,388,057 as of July 31, 2013 compared to $(31,077) as of April 30, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended July 31, 2013, net cash flows used in operating activities was $22,719 consisting of a net loss of $29,662 and a decrease in prepaid expenses of $1 and an increase in accounts payable of $6,942. For the three months period ended July 31, 2012, net cash flows used in operating activities was $10,192 consisting of a net loss of $9,075 and a decrease in accounts payable of $1,117. Net cash flows used in operating activities was $81,867 for the period from inception (August 4, 2010) to July 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months period ended July 31, 2013, we had proceeds from issuance of common stock of $1,479,900 and payments of common stock offering costs of $31,104. We also received loans from shareholders of $35,986. For the three months period ended July 31, 2012, we have not generated cash flow provided by financing activities. For the period from inception (August 4, 2010) to July 31, 2013, net cash provided by financing activities was $1,543,930 which included proceeds from issuance of common stock of $1,508,150, payments of common stock offering costs of $31,104, repayments of shareholders loans of $5,663, and loans from shareholders of $72,547.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception and an accumulated deficit of $969,024 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains almost all of its cash and cash equivalents with a financial institution in Hong Kong through a trust account. Balances in banks in Hong Kong are uninsured.

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

MATERIAL COMMITMENTS

As of July 31, 2013, we had no material commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, the Company completed a private placement (the “Private Placement”) of the sale of 49,330,000 shares of common stock at a price of $0.03 per share for total gross cash proceeds of $1,479,900. The Company incurred Private Placement related offering costs of $31,104; the amount was recorded as a reduction to the Company’s additional-paid-in-capital. The issuance was in reliance upon the exemption afforded by Regulation S under the Securities Act of 1933, as amended.

There were no reportable events for Item 3 through Item 5.

ITEM 6. EXHIBITS

Exhibits:

Exhibit
Number	Document
31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Fiancial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.
+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joymain International Development Group Inc.

Dated: September 11, 2013	By: /s/ Suqun Lin

Suqun Lin, President, Chief Executive Officer and Chief Financial Officer