Form 10-Q
period 2013-10-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2013-12-13
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to  ____________

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
YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 953,830,000 as of December 13, 2013.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Balance Sheets as of October 31, 2013 (Unaudited) and April 30, 2013	4
	Condensed Statements of Operations for the Three and Six Months Ended October 31, 2013 and 2012 and for the period from August 4, 2010 (Inception) through October 31, 2013 (Unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended October 31, 2013 and 2012 and for the period from August 4, 2010 (Inception) through October 31, 2013 (Unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II OTHER INFORMATION
Item 6.	Exhibits	14

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	October 31,	April 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,462,050	$-
Prepaid expenses	1,944	1,945

TOTAL CURRENT ASSETS	1,463,994	1,945

TOTAL ASSETS	$1,463,994	$1,945
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,098	$5,909
Loans from shareholders	85,550	27,113
TOTAL CURRENT LIABILITIES	91,648	33,022
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock,1,500,000,000 shares authorized, par value $0.001, 953,830,000 and 904,500,000 shares issued and outstanding at October 31, 2013 and April 30, 2013, respectively	953,830	904,500
Additional Paid-in Capital	1,403,251	3,785
Deficit accumulated during the development stage	(984,735)	(939,362)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,372,346	(31,077)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,463,994	$1,945

See accompanying notes to unaudited condensed financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
					From
					August 4, 2010
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	October 31		October 31		October 31,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES	15,711	2,274	45,373	11,349	108,485

Loss before income taxes	(15,711)	(2,274)	(45,373)	(11,349)	(108,485)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(15,711)	$(2,274)	$(45,373)	$(11,349)	$(108,485)

BASIC AND DILUTED:
Loss per common share	a	a	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	953,830,000	904,500,000	937,744,130	904,500,000

a= Less than ($0.01) per share

See accompanying notes to unaudited condensed financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
CONDENSED STATEMENT OF CASHFLOWS
(Unaudited)

			For the Period from
			August 4, 2010
	For the Six Months Ended		(Inception) Through
	October 31,		October 31,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(45,373)	$(11,349)	$(108,485)
Adjustments To Reconcile Net Loss from Operations To Net Cash Used By Operating Activities
Decrease (Increase) in prepaid expenses	1	-	(1,944)
Increase (Decrease) in accounts payable	189	(1,117)	6,098
NET CASH USED BY OPERATING ACTIVITIES	(45,183)	(12,466)	(104,331)
INVESTING ACTIVITIES:
NET CASH USED BY INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,479,900	-	1,508,150
Payments of common stock offering costs	(31,104)	-	(31,104)
Repayment of shareholders loans	-	-	(5,663)
Loans from shareholders	58,437	-	94,998
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,507,233	-	1,566,381
Net Increase (Decrease) in Cash	1,462,050	(12,466)	1,462,050
Cash, Beginning of Period	-	19,183	-
CASH, END OF PERIOD	$1,462,050	$6,717	$1,462,050
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non- cash financing activities:
Forgiveness of loans from shareholders	$-	$-	$3,785

See accompanying notes to unaudited condensed financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
(f/k/a ADVENTO, INC.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
October 31, 2013

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

Going Concern

The unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and an accumulated deficit of $984,735 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its major stockholder and or sale of common stock.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2013 and early adoption is permitted. The Company does not expect adoption of ASU 2013-11 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of October 31, 2013, the Company had net operating loss carry forwards of $108,485 that may be available to reduce future years’ taxable income through 2033.

5. RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2013, the Company’s majority shareholder loaned the Company $58,437 for general expenses and professional fees. The loans are non-interest bearing, due upon demand and unsecured. At October 31, 2013 and April 30, 2013, the Company’s loans from shareholders amounted to $85,550 and $27,113, respectively.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Our management anticipates that it will likely be able to effect only one business acquisition, due primarily to our limited financing and the dilution of interest for present and prospective shareholders. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

THREE MONTHS PERIOD ENDED OCTOBER 31, 2013 COMPARED TO THE THREE MONTHS PERIOD ENDED OCTOBER 31, 2012

Our net loss for the three months period ended October 31, 2013 was $15,711 compared to a net loss of $2,274 during the three months period ended October 31, 2012. During the three months periods ended October 31, 2013 and 2012, we did not generate any revenue.

Professional Fees. During the three months ended October 31, 2013, our company incurred $14,848 of professional fees consisting of auditing, accounting, legal and filing fees associated with filing of required reports with the Securities and Exchange Commission (“SEC”). During the three months ended October 31, 2012, our company incurred $1,900 of professional fees consisting of auditing, accounting and filing fees associated with our company’s filing of required reports with the SEC.

Other General and Administrative Expenses. During the three months ended October 31, 2013, our company incurred other general and administrative expenses of $863 primarily consisted of annual dues and other miscellaneous expenses. During the three months ended October 31, 2012, our company incurred other general and administrative expenses of $374 primarily consisted of bank charges and fees.

SIX MONTHS PERIOD ENDED OCTOBER 31, 2013 COMPARED TO THE SIX MONTHS PERIOD ENDED OCTOBER 31, 2012

Our net loss for the six months period ended October 31, 2013 was $45,373 compared to a net loss of $11,349 during the six months period ended October 31, 2012. During the six months periods ended October 31, 2013 and 2012, we did not generate any revenue.

Professional Fees. During the six months ended October 31, 2013, our company incurred $42,049 of professional fees consisting of auditing, accounting, legal and filing fees associated with filing of required reports with the SEC. During the six months ended October 31, 2012, our company incurred $10,750 of professional fees consisting of auditing, accounting and filing fees associated with our company’s filing of required reports with the SEC.

Other General and Administrative Expenses. During the six months ended October 31, 2013, our company incurred other general and administrative expenses of $3,324 consisted of $1,923 of travel expenses and $1,401 of annual dues and other miscellaneous expenses. During the six months ended October 31, 2012, our company incurred other general and administrative expenses of $599 primarily consisted of bank charges and fees.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2013, our current assets were $1,463,994 compared to $1,945 in current assets at April 30, 2013. Current assets were comprised of $1,462,050 in cash and $1,944 in prepaid expenses. As of October 31, 2013, our current liabilities were $91,648. Current liabilities were comprised of $85,550 in loans from shareholders and $6,098 in accounts payable.

Stockholders’ equity was $1,372,346 as of October 31, 2013 compared to $(31,077) as of April 30, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2013, net cash flows used in operating activities was $45,183 consisting of a net loss of $45,373 and a decrease in prepaid expenses of $1 and an increase in accounts payable of $189. For the six months period ended October 31, 2012, net cash flows used in operating activities was $12,466 consisting of a net loss of $11,349 and a decrease in accounts payable of $1,117. Net cash flows used in operating activities was $104,331 for the period from inception (August 4, 2010) to October 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months period ended October 31, 2013, we had proceeds from issuance of common stock of $1,479,900 and payments of common stock offering costs of $31,104. We also received loans from shareholders of $58,437. For the six months period ended October 31, 2012, we have not generated cash flow provided by financing activities. For the period from inception (August 4, 2010) to October 31, 2013, net cash provided by financing activities was $1,566,381 which included proceeds from issuance of common stock of $1,508,150, payments of common stock offering costs of $31,104, repayments of shareholders loans of $5,663, and loans from shareholders of $94,998.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our financial statements, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” is incorporated herein by reference.

MATERIAL COMMITMENTS

As of October 31, 2013, we had no material commitments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits:

Exhibit
Number	Document
31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Joymain International Development Group Inc.

Dated: December 13, 2013	By: /s/ Suqun Lin

Suqun Lin, President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer, principal financial officer
and principal accounting officer)