Form 10-K/A
period 2013-04-30
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2014-02-05
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXPLANATORY NOTE

                                           This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended 10-K”) of Joymain International Development Group, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on July 20, 2013 (the “Original 10-K”). The Amended 10-K is being filed, in response to SEC comments in a letter dated January 22, 2014, to amend the Original 10-K as follows:

                     1.                   To amend and restate Part II, Item 8, “Financial Statements and Supplementary Data” for the purpose of including a revised Report of Independent Registered Public Accounting Firm, which now includes the cumulative period from August 4, 2010, the date of inception, through April 30, 2013 in the scope and opinion paragraphs of such report;

                    2.                   To amend and restate Part II, Item 9, “Changes In and Disagreements With Accountants On Accounting and Financial Disclosure” to remove the disclosures relating to the change in the Company’s certify accountant, as such matters were previously disclosed in the Company’s Current Report on Form 8-K which was filed with the SEC on May 17, 2013; and

                    3.                   To amend and restate Part II, Item 9A, “Controls and Procedures” to include Management’s Annual Report on Internal Control Over Financial Reporting as required by Item 308(a) of Regulation S-K.

                    Except as set forth above, the Amended 10-K is identical to the Original 10-K. The Amended 10-K does not reflect events occurring after the filing of the Original 10-K and no attempt has been made in the Amended 10-K to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original 10-K. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has attached to the Amended 10-K updated certifications executed as of the date of the Amended 10-K by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, and 32.1 to the Amended 10-K.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(f/k/a Advento, Inc.)
(A Development Stage Company)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE	F-3	BALANCE SHEETS AS OF APRIL 30, 2013 AND 2012
PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012 AND FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2013
PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2013
PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012 AND FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2013
PAGES	F-7 - F-10	NOTES TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Joymain International Development Group Inc.
(formerly known as Advento, Inc.)

We have audited the accompanying balance sheet of Joymain International Development Group Inc. (a Development Stage Company) (formerly known as Advento, Inc.) (the “Company”) as of April 30, 2013 and the related statement of operations, changes in stockholders’ deficiency and cash flow for the year ended April 30, 2013, and for the period from August 4, 2010 (date of inception) through April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of the Company for the period August 4, 2010(date of inception) to April 30, 2012 were audited by the Company’s predecessor auditor, Ronald R. Chadwick, P.C. (the “Former Auditors”). The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from August 4, 2010 (date of inception) to April 30, 2013 include amounts for the period August 4, 2010 (date of inception) to April 30, 2012. Our opinion, insofar as it relates to the amounts included for the period August 4, 2010 (Date of Inception) to April 30, 2012, is based solely on the report of the Former Auditors. The Former Auditors’ reports, dated various dates, expressed unqualified opinions and included explanatory paragraphs describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Former Auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period from August 4, 2010 (Date of Inception) to April 30, 2012 reflect a development stage net loss.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2013 and the results of its operations and its cash flow for the year ended April 30, 2013, and for the period August 4, 2010 (date of inception) through April 30, 2013, in conformity with accounting principles generally accepted in the United States.

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

July 20 , 2013

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

5. SUBSEQUENT EVENTS

In July 2013, in connection with the Private Placement, the Company issued 49,469,000 shares of common stock at a price of $0.03 per share for total gross cash proceeds of $1,484,070.

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

Management Report on Internal Control Over Financial Reporting

                    Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

                    Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

                    Management assessed our internal control over financial reporting as of the year ended April 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

                    Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

                    Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

PART IV

ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2013)
(10)	Material Contracts
10.1	Stock Purchase Agreement dated March 12, 2012 between our company, Liang Wei Wang and Xijian Zhou (incorporated by reference to our Current Report on Form 8-K filed on March 19, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Joymain International Development Group Inc.

Dated: February 5 , 2014	By: /s/ Suqun Lin
Suqun Lin
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 5 , 2014	/s/ Suqun Lin
Suqun Lin
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)