Form 10-Q
period 2014-01-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2014-03-11
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission file number 333-174607

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada	68-0681552
State or jurisdiction of	IRS Employer
incorporation or organization	Identification Number

No. 30 N. Zhongshan Road, Floor 40, Gulou District, Nanjing
Jiangsu Province, P.R.C. 210008
Tel: 011-86-18652999667
(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

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

Yes [X]                 No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 10, 2014, there were 953,830,000 shares of common stock, par value $0.001, outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Balance Sheets as of January 31, 2014 (Unaudited) and April 30, 2013	4

	Condensed Statements of Operations for the Three and Nine Months Ended January 31, 2014 and 2013 and for the period from August 4, 2010 (Inception) through January 31,2014 (Unaudited)	5

	Condensed Statements of Cash Flows for the Nine Months Ended January 31, 2014 and 2013 and for the period from August 4, 2010 (Inception) through January 31,2014 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 6.	Exhibits	14

Signatures		15

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K and its amendment filed with the Securities and Exchange Commission (the "SEC"); in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report, and information contained in other reports that we file with the SEC. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	January 31,	April 30,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,407,312	$-
Prepaid expenses	5,000	1,945

TOTAL CURRENT ASSETS	1,412,312	1,945

TOTAL ASSETS	$1,412,312	$1,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,450	$5,909
Loans from shareholders	71,523	27,113

TOTAL CURRENT LIABILITIES	76,973	33,022

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock,1,500,000,000 shares authorized, par value $0.001, 953,830,000 and 904,500,000 shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively	953,830	904,500
Additional Paid-in Capital	1,403,251	3,785
Deficit accumulated during the development stage	(1,021,742)	(939,362)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,335,339	(31,077)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,412,312	$1,945

See accompanying notes to unaudited condensed financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
					From
					August 4, 2010
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	January 31		January 31		January 31,
	2014	2013	2014	2013	2014

REVENUE	$-	$-	$-	$-	$-

EXPENSES	37,007	2,170	82,380	13,519	145,492

Loss before income taxes	(37,007)	(2,170)	(82,380)	(13,519)	(145,492)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(37,007)	$(2,170)	$(82,380)	$(13,519)	$(145,492)

BASIC AND DILUTED:
Loss per common share	a	a	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	953,830,000	904,500,000	943,106,087	904,500,000

a= Less than ($0.01) per share

See accompanying notes to unaudited condensed financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
CONDENSED STATEMENT OF CASHFLOWS
(Unaudited)

			For the Period from
			August 4, 2010
	For the Nine Months Ended		(Inception) Through
	January 31,		January 31,
	2014	2013	2014
OPERATING ACTIVITIES:
Net loss	$(82,380)	$(13,519)	$(145,492)
Adjustments To Reconcile Net Loss from Operations To Net Cash Used In Operating Activities
Increase in prepaid expenses	(3,055)	-	(5,000)
Increase (Decrease) in accounts payable	(459)	(917)	5,450
NET CASH USED IN OPERATING ACTIVITIES	(85,894)	(14,436)	(145,042)
INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,479,900	-	1,508,150
Payments of common stock offering costs	(31,104)	-	(31,104)
Repayment of shareholders loans	(14,040)	-	(19,703)
Loans from shareholders	58,450	-	95,011
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,493,206	-	1,552,354
Net Increase (Decrease) in Cash	1,407,312	(14,436)	1,407,312
Cash, Beginning of Period	-	19,183	-
CASH, END OF PERIOD	$1,407,312	$4,747	$1,407,312
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-cash financing activities:
Forgiveness of loans from shareholders	$-	$-	$3,785

See accompanying notes to unaudited condensed financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO INC.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
January 31, 2014

NOTE 1.	ORGANIZATION AND BUSINESS OPERATIONS.

Joymain International Development Group, Inc., a development stage company formerly known as Advento, Inc. (“the Company”), was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010. The Company initially planned to commence operations in the distribution of shower cabinets. It has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Therefore it is in the development stage as defined under Accounting Standards Codification 915, Development Stage Entities (“ASC 915”).

On March 12, 2013, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of the Company’s common stock, representing 82.92% of its issued and outstanding shares as of March 12, 2013. Effective as of March 12, 2013: (a) Mr. Liang Wei Wang resigned as the president, secretary, treasurer, and director of the Company; and (b) Mr. Suqun Lin was appointed the sole director, president, secretary and treasurer of the Company. Effective March 28, 2013, the Nevada Secretary of State accepted for filing a Certificate of Amendment to the Company’s Articles of Incorporation to cange the Company’s name from Advento, Inc. to Joymain International Development Group Inc., and to increase its authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value $0.001. These amendments became effective on April 10, 2013, upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 10, 2013, pursuant to a three hundred (300) new for one (1) old forward split, the Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares, par value $0.001. Information regarding shares of common stock (except par value per share), discount on stock issued, and net (loss) income per common share for all periods presented reflects the 300-for-1 forward split of the Company’s common stock.

In connection with the change of control, the Company changed its business operation plan to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the related field which operates in the United States. Activities during the development stage include developing a business plan and raising capital. Until additional funding is raised through selling the Company’s common shares, the majority shareholder anticipates funding the Company’s operating costs. There is no assurance that the Company will be able to successfully raise additional funds.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Company's financial statements and related notes contained in the Form 10-K and its amendment for the year ended April 30, 2013.

In the opinion of management, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months and nine months ended January 31, 2014 are not necessarily indicative of the results of operations to be expected for the full year and are presented in US dollars.

Development Stage Company.

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in ASC 915. The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Going Concern.

The unaudited condensed financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and an accumulated deficit of $1,021,742 as of January 31, 2014. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and either loans from its major stockholder and or the sale of common stock.

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

Cash and Cash Equivalents.

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

Fair Value of Financial Instruments.

The Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

Stock-based Compensation.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, Stock Compensation. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes.

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

Basic and Diluted Loss Per Share.

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

Fiscal Periods.

The Company's fiscal year end is April 30.

Related Parties.

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of the Company’s principal owners and management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

Recent Accounting Pronouncements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's condensed financial position, results of operations or cash flows.

NOTE 3.	COMMON STOCK.

The authorized capital of the Company is 1,500,000,000 common shares, par value $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750.

In July 2013, the Company completed a private placement (the “Private Placement”) by offering for sale 49,330,000 shares of common stock at a price of $0.03 per share for total gross cash proceeds of $1,479,900. The Company incurred costs related to the Private Placement in the amount of $31,104; the amount was recorded as a reduction to the Company’s additional-paid-in-capital.

NOTE 4.	INCOME TAXES.

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

As of January 31, 2014, the Company had net operating loss carry forwards of $145,492 that may be available to reduce future years’ taxable income through 2034.

NOTE 5.	RELATED PARTY TRANSACTIONS.

For the nine months ended January 31, 2014, the Company’s majority shareholder loaned the Company $58,450 for general expenses and professional fees and the Company made repayments of shareholders loans in the amount of $14,040. The loans are non-interest bearing, due upon demand and unsecured. At January 31, 2014 and April 30, 2013, the Company’s loans from shareholders amounted to $71,523 and $27,113, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements.

This Report contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short and long-term capital requirements and our business plan and estimated expenses for the coming twelve months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in our Form 10-K and its amendment filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this Report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States GAAP.

In this Report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company”) refer to Joymain International Development Group Inc. (formerly known as Advento Inc.), unless otherwise indicated.

Introduction.

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

Change in Control.

On March 12, 2013, pursuant to the terms of a Share Exchange Agreement, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of our common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as president, secretary, treasurer, and director of our Company; and (b) Mr. Suqun Lin was appointed as the Company’s sole director, president, secretary and treasurer. Our Company did not receive any proceeds from the transaction. In accordance with the terms of the agreement our Company, at the closing of the agreement, had no assets and liabilities. Our current major shareholder anticipates funding our operating costs until additional funds can be raised. There is no assurance that we will be able to successfully raise funds.

Name Change and Increase of Authorized Shares.

On March 21, 2013, we received written consent from the holder of 82.92% of our voting securities and our board of directors approving the name change of our Company from Advento, Inc. to Joymain International Development Group Inc. and effecting a forward split of our issued and outstanding shares on a basis of 300 new shares for 1 old share. Upon the effectiveness of the forward split, our Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares of common stock, par value $0.001. The board of directors and stockholders also approved to increase our Company’s authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value $0.001.

Effective March 28, 2013, the Nevada Secretary of State accepted for filing a Certificate of Amendment to our Articles of Incorporation changing our name from Advento, Inc. to Joymain International Development Group Inc. and increasing our authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value $0.001. These amendments became effective on April 10, 2013 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 10, 2013, pursuant to the 300 new for 1 old forward split, our Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares, par value $0.001.

The amendments became effective with the Over-the-Counter Bulletin Board on April 10, 2013. Our ticker symbol changed from “ADTO” to “JIDG” to better reflect our new name. Our new CUSIP number is 48125Q101.

We intend to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the related field operating in the United States. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through development of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Suqun Lin, our sole officer and director. As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential products or business acquisition candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze business opportunities, we will consider the following factors:

  Potential for growth, indicated by new technology, anticipated market expansion or new products;

  Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

  Strength and diversity of management, either in place or scheduled for recruitment;

  Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

  The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

  The extent to which the business opportunity can be advanced;

  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

  Other relevant factors.

We do not currently engage in any business activities that provide cash flow. We rely on selling our common shares to investors to raise funds for our operating and investing cash needs. During the next twelve months we anticipate incurring costs related to developing healthcare related consumer products, filing Exchange Act reports, and consummating an acquisition.

We believe we will be able to meet these costs through funds to be loaned to us or invested in us by our stockholders, management or other investors.

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

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and in need of additional capital.

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

We anticipate that the process of developing healthcare related consumer products and the selection of a business acquisition will be complex and extremely risky. As a result of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of, and investors in, a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business acquisition may occur at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations.

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

Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013.

Our net loss during the three months ended January 31, 2014 was $37,007, compared to a net loss of $2,170 during the three months ended January 31, 2013. During the three months ended January 31, 2014 and 2013, we did not generate any revenue.

Payroll Expenses. During the three months ended January 31, 2014, the Company incurred $15,000 in payroll and related benefit expenses as a result of hiring a full time employee. We did not incur any payroll expenses during the three months ended January 31, 2013.

Professional Fees. During the three months ended January 31, 2014, the Company incurred $16,453 in professional fees, which consisted of auditing, accounting, legal and filing fees associated with the filing of required reports with the SEC. During the three months ended January 31, 2013, the Company incurred $2,100 in professional fees, which consisted of auditing, accounting and filing fees associated with the filing of required reports with the SEC.

Other General and Administrative Expenses. During the three months ended January 31, 2014, the Company incurred other general and administrative expenses of $5,554, which primarily consisted of annual dues and other miscellaneous expenses. During the three months ended January 31, 2013, the Company incurred other general and administrative expenses of $70, which primarily consisted of bank charges and fees.

Nine Months Ended January 31, 2014 Compared to the Nine Months Ended January 31, 2013.

Our net loss during the nine months ended January 31, 2014 was $82,380, compared to a net loss of $13,519 during the nine months ended January 31, 2013. During the nine months ended January 31, 2014 and 2013, we did not generate any revenue.

Payroll Expenses. During the nine months ended January 31, 2014, our Company incurred $15,000 in payroll and related benefit expenses as a result of hiring a full time employee. We did not incur any payroll expenses during the nine months ended January 31, 2013.

Professional Fees. During the nine months ended January 31, 2014, our Company incurred $58,502 in professional fees, which consisted of auditing, accounting, legal and filing fees associated with the filing of required reports with the SEC. During the nine months ended January 31, 2013, the Company incurred $12,850 in professional fees, which consisted of auditing, accounting and filing fees associated with the filing of required reports with the SEC.

Other General and Administrative Expenses. During the nine months ended January 31, 2014, the Company incurred other general and administrative expenses of $8,878, which consisted of $7,904 in travel expenses and $974 in annual dues and other miscellaneous expenses. During the nine months ended January 31, 2013, the Company incurred other general and administrative expenses of $669, which primarily consisted of bank charges and fees.

Liquidity and Capital Resources.

As of January 31, 2014, our current assets were $1,412,312, compared to $1,945 in current assets as of April 30, 2013. Current assets were comprised of $1,407,312 in cash and $5,000 in prepaid expenses. As of January 31, 2014, our current liabilities were $76,973. Current liabilities were comprised of $71,523 in loans from shareholders and $5,450 in accounts payable.

Stockholders’ equity was $1,335,339 as of January 31, 2014 compared to $(31,077) as of April 30, 2013.

Cash Flow From Operating Activities.

We have not generated positive cash flows from operating activities. During the nine months ended January 31, 2014, net cash flow used in operating activities was $85,894, which consisted of a net loss of $82,380 and an increase in prepaid expenses of $3,055 and an increase in accounts payable of $459. During the nine months ended January 31, 2013, net cash flows used in operating activities was $14,436, which consisted of a net loss of $13,519 and a decrease in accounts payable of $917. Net cash flows used in operating activities was $145,042 for the period from inception (August 4, 2010) to January 31, 2014.

Cash Flow From Financing Activities.

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine months ended January 31, 2014, we had proceeds from issuance of common stock of $1,479,900 and payments of common stock offering costs of $31,104. We also received loans from shareholders of $58,450 and made repayment of shareholder loans of $14,040. During the nine months ended January 31, 2013, we did not generate any cash flow provided by financing activities. For the period from inception (August 4, 2010) to January 31, 2014, net cash provided by financing activities was $1,552,354 which included proceeds from issuance of common stock of $1,508,150, payments of common stock offering costs of $31,104, repayments of shareholders loans of $19,703, and loans from shareholders of $95,011.

Recent Accounting Pronouncements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's condensed financial position, results of operations or cash flows.

Material Commitments.

As of January 31, 2014, we had no material commitments.

Purchase of Significant Equipment.

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements.

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit
Number	Document
31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report.
** Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under these sections.
+ In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joymain International Development Group Inc.

Dated: March 11, 2014	By: /s/ Suqun Lin
Suqun Lin, President, Secretary and Treasurer
(principal executive officer, principal financial officer and principal accounting officer)