Form 10-K
period 2014-04-30
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2014-07-01
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [ ] No [X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2013 was Nil based on a Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the registrant had 953,830,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” are references to the combined business of Joymain International Development Group Inc. (formerly known as Advento Inc.). References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States. In this Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

ITEM 1.	BUSINESS

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

Change in Control

On March 12, 2013, pursuant to the terms of a Share Exchange Agreement, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of our common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liangwei Wang resigned as president, secretary, treasurer, and director of our company; (b) Mr. Suqun Lin, was appointed as our sole director, president, secretary and treasurer. Our company did not receive any proceeds from the transaction. In accordance with the terms of the agreement our company at the closing of the agreement had no assets and liabilities. We anticipate to raise additional funding for our operating costs and business development activities. There is no assurance that we will be able to successfully raise funds.

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

Plan of Operations and Current Status

We plan to develop, source, market and distribute healthcare related consumer products in the global market and when practicable, acquire an existing company or business in the production or distribution of health consumer goods in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development and distribution of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. Our company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze business opportunities, we will consider the following factors:

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

On June 25, 2014, we entered into a distribution agreement with Right Fortune International Limited to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to main healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we will be granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. Right Fortunate will manufacture products in accordance with purchase orders placed by us. Furthermore, Right Fortune covenants that all products will meet standards including but not limited to Good Manufacturing Practice standards and qualifications, Certificate of Free Sale and Sanitation standards and qualifications, and are of the highest quality and tested by a third party lab. We are responsible for assuring that manufacturing and packaging is completed within USA standards and practices. We expect that by entering into this distribution agreement, we will start to build up our reputation as a distributor of health products and consumer goods, and expand our distribution network, which will result in positive cash flow. In addition, we are currently seeking to obtain the distribution rights for a marine phytophlankton product that aids blood cleaning and detoxification and bolsters the immune system and a rice cereal product that boosts needed energy and vitality. We intend to start to distribute the product through a multi-level marketing company affiliated to us in China in the next six months. To facilitate our growth, we acquired a HK trading company, Dao Sheng Trading Limited for HK$10,000 and set up Joymain International Intellectual Property Limited in Hong Kong in May 2014. We consider Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection. Based on the recent developments of our business, in particular our distribution agreement with Right Fortune, we no longer consider ourselves to be a shell company, although we are still in the developmental stage as we have yet to generate substantive revenue from our chosen business and operations.

We are currently in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

EMPLOYEES

We currently have 5 employees included our officers. Our officers are engaged in outside business activities and are anticipated to devote limited time to our business until the acquisition of a successful business opportunity has been identified. Our current officers and director and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as 20 hours per month, or more than 80 hours per month.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

Our principal executive office is located at No. 30 N. Zhongshan Road, Floor 40, Guluo District, Nanjing, Jiangsu Province, P.R.C. 210008. Our telephone number is 011-86-18652999667. We do pay a lease of approximately $300 per year for the use of this space. In April 2014, we lease an office in Miami, Florida for a quarterly lease amount of $1,350, renewable on a quarterly basis. We do not own any real estate or other properties.

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

As of June 30, 2014, no shares of our common stock have been traded.

Number of Holders

As of June 30, 2014, the 953,830,000 issued and outstanding shares of common stock were held by a total of 860 shareholders of record. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Our registered transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760, Telephone (727) 289-0010.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2014. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2014.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of our Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes a comparison of the year ended April 30, 2014 to the comparable period of 2013. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the State of Nevada on August 4, 2010 under the name Advento, Inc with an original plan to market and distribute an assortment of residential and commercial shower cabinets produced by Hanzhou Yongsheng Holdings Co., Ltd in the European and North American markets. On March 12, 2013, Mr. Xijian Zhou acquired a total of 750,000,000 shares of our common stock from Mr. Liangwei Wang, a former major shareholder of us, for a total consideration of $306,680, representing 82.92% of our issued and outstanding shares as of March 12, 2013 (the “Transfer”). After the Transfer, We intend to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the related field operating in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings.

Recent developments

On June 25, 2014, we entered into a distribution agreement with Right Fortune International Limited to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to main healthy cardio vascular function and promotes healthy digestive system.. According to the distribution agreement, we will be granted exclusive distribution rights in the Greater China area (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. Right Fortunate will manufacture products in accordance with purchase orders placed by us. Furthermore, Right Fortunate has covenanted that all products will meet standards including but not limited to Good Manufacturing Practice standards and qualifications, Certificate of Free Sale and Sanitation standards and qualifications, and are of the highest quality and tested by a third party lab. We will be responsible for assuring that manufacturing and packaging is completed within USA standards and practices. We expect that by entering into this distribution agreement, we will start to build up our reputation as a distributor of health products and consumer goods, and expand our distribution network, which will result in positive cash flow. In addition, we are currently seeking to obtain the distribution rights for a marine phytophlankton product that aids blood cleaning and detoxification and bolsters the immune system and a rice cereal product that boosts needed energy and vitality. We intend to start to distribute the product through a multi-level marketing company affiliated to us in China in the next six months. To facilitate our growth, we acquired Dao Sheng Tradingfor HK$10,000 and set up Joymain International HK in May 2014. We consider Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection. Based on the recent developments of our business, in particular our distribution agreement with Right Fortune, we no longer consider ourselves to be a shell company, although we are still in the developmental stage as we have yet to generate substantive revenue from our chosen business and operations.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, although there can be no guarantee that we will be able to raise such capital or, if we are able to, that the terms of such financing will be favorable to our current shareholders.

Year Ended April 30, 2014 Compared to Year Ended April 30, 2013

We have limited operational history. From our inception on August 4, 2010 to April 30, 2014, we did not generate any revenues. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Our net loss for the fiscal year ended April 30, 2014 was $165,659 compared to a net loss of $44,796 for the year ended to April 30, 2013.

Professional Fees. During the year ended April 30, 2014, our company incurred $113,437 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with our company’s name change, stock split, and filing of period reports with the Securities and Exchange Commission (“SEC”). During the year ended April 30, 2013, our company incurred $40,465 of professional fees consisting of auditing, accounting, legal and filing fees associated with our company’s name change, stock split, and filing of period reports with the Securities and Exchange Commission (“SEC”).

Other General and Administrative Expenses. Other general and administrative expenses totaled $54,028 for the year ended April 30, 2014, as compared to $4,331 for the year ended April 30, 2013, an increase of $49,697 or approximately 1,147.5% . Other general and administrative expenses for the years ended April 30, 2014 and 2013 consisted of the following

	Year Ended	Year Ended
	April 30, 2014	April 30, 2013
Travel and entertainment	$17,439	$3,663
Payroll and related benefits	33,405	-
Other	3,184	668
Total	$54,028	$4,331

  Travel and entertainment expense for the year ended April 30, 2014 increased by $13,776, or 376.1%, as compared to the year ended April 30, 2013. The increase was primarily attributable to the increased spending in our travel as a result of us actively searching and on-site communicating and discussing with potential product suppliers and acquisition targets in order to develop our business.
  Payroll and related benefits for the year ended April 30, 2014 increased by $33,405, or 100%, as compared to the year ended April 30, 2013. In order to support our business development activities , we hired two employees in the U.S. during the year ended April 30, 2014 and started incurring salary expenses to our officers in April 2014. We did not have any employee during the year ended April 30, 2013.
  Other general and administrative expenses for the year ended April 30, 2014 increased by $2,516, or 376.6% as compared to the year ended April, 30, 2013. which reflected the increased business activities.

Liquidity and Capital Resources

Our cash and cash equivalents is our principal source of liquidity. At April 30, 2014, we had $1,301,748 in cash and cash equivalents, $900 in prepaid expenses, accounts payable of $12,688, due to related parties of $39,855. At April 30, 2013, we had $1,945 in prepaid expenses, accounts payable of $5,909, and loans from shareholders of $27,113. In July 2013, we received $1,479,900 from the sale of 49,330,000 shares of common stock and incurred $31,104 offering costs related to the transaction. As of April 30, 2014 and 2013, we had accumulated deficits of $1,105,021 and $939,362. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Cash Flows Used In Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2014, net cash flows used in operating activities was $157,738, consisting of a net loss of $165,659, the add-back of non-cash item of deprecation of $ 97, an increase in accounts payable of $6,779, and a decrease in prepaid expenses of $1,045. For the fiscal year ended April 30, 2013, net cash flows used in operating activities was $41,233, consisting of a net loss of $44,796, an increase in accounts payable of $4,592, a decrease in inventory of $916, and an increase in prepaid expenses of $1,945. Net cash flows used in operating activities was $216,886 for the period from inception (August 4, 2010) to April 30, 2014.

Cash Flows Used In Investing Activities

Net cash flow used in investing activities reflects the purchase of property and equipment of $2,052 and $0 for the year ended April 30, 2014 and 2013, respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancs from related parties or the issuance of equity. For the year ended April 30, 2014, net cash provided by financing activities was $1,461,538 including proceeds from sales of securities to related parties of $60,782, proceeds from issuance of common stock of $1,479,900, and offset by repayments of shareholders loans of $48,040 and payments of common stock offering costs of $31,104. For the year ended April 30, 2013, net cash provided by financing activities was $22,050, proceeds from related parties and offset by repayments to related parties of $5,663. For the period from inception (August 4, 2010) to April 30, 2014, net cash provided by financing activities were $1,520,686 included in proceeds from issuance of common stock of $1,508,150, proceeds from related parties of $97,343 and offset by payments of common stock offering costs of $31,104 and $53,703 repayments to related parties.

We expect to have significant increases in our capital expenditures for the next twelve months as we are actively developing our business and products. We believe that we will need additional outside capital investments to meet our anticipated cash requirements for the next twelve months.

As our current operations has yet to generate positive cash flow for us, we intend to sell our common shares to investors to raise funds for our operating and investing cash needs. During the next 12 months we anticipate incurring costs related to develop healthcare related consumer products, filing of Exchange Act reports and consummating an acquisition. There is no assurance that we will be able to successfully raise additional funds to support our future operations.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception resulting in an accumulated deficit of $1,105,021 as of April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. We maintain our cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at April 30, 2014.

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

	For the Year Ended April 30,
	2014	2013
Expected income tax expense(recovery) at the statutory rate of 34%	$(165,659)	$(15,231)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Change in valuation allowance	165,659	15,231
Provision for income taxes	$-	$-

The components of deferred income taxes are as follow:

	For the Year Ended April 30,
	2014	2013
Deferred income tax asset:
Net operating loss carryforwards	$191,117	$21,458
Valuation allowance	(191,117)	(21,458)
Deferred income taxes	$-	$-

As of April 30, 2014, the Company has a net operating loss carryforward (“NOL”) of approximately $191,000 available to offset future taxable income through 2033. The NOL is limited under Section 382 of the Internal Revenue Code of 1986 if a change in control or ownership should occur. On March 12, 2013, a change of control occurred which will substantially limit the use of our current NOL in the future. The increases in the valuation allowance at April 30, 2014 and 2013 from their immediate prior year end was $165,659 and $15,231, respectively.

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

Material Commitments

As of April 30, 2014, we had no material commitments.

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

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(f/k/a Advento, Inc.)
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS
APRIL 30, 2014 and 2013

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF APRIL 30, 2014 AND 2013

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2014

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED April 30, 2014 and 2013

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD FROM AUGUST 4, 2010 (INCEPTION) TO APRIL 30, 2014

PAGES	F-7 - F-11	NOTES TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Joymain International Development Group Inc.
(formerly known as Advento, Inc.)

We have audited the accompanying balance sheets of Joymain International Development Group Inc. (a Development Stage Company) (formerly known as Advento, Inc.) (the “Company”) as of April 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended April 30, 2014, and for the period from August 4, 2010 (date of inception) through April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2014 and 2013 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2014, and for the period August 4, 2010 (date of inception) through April 30, 2014, in conformity with accounting principles generally accepted in the United States. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM, LLP
Certified Public Accountants

New York, NY
July 1, 2014

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$1,301,748	$-
Prepaid expenses	900	1,945
TOTAL CURRENT ASSETS	1,302,648	1,945
PROPERTY AND EQUIPMENT - Net	1,955	-

TOTAL ASSETS	$1,304,603	$1,945
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,688	$5,909
Due to related parties	39,855	27,113
TOTAL CURRENT LIABILITIES	52,543	33,022

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock,1,500,000,000 shares authorized, par value $0.001, 953,830,000 and 904,500,000 shares issued and outstanding at April 30, 2014 and 2013, respectively	953,830	904,500
Additional Paid-in Capital	1,403,251	3,785
Deficit accumulated during the development stage	(1,105,021)	(939,362)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,252,060	(31,077)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,304,603	$1,945

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS

			For the Period From
			August 4, 2010
			(Inception)
	For the Years Ended		Through
	30 April		April 30,
	2014	2013	2014

REVENUE	$-	$-	$-

EXPENSES	167,465	44,796	230,577

Loss from operations	(167,465)	(44,796)	(230,577)
Other Income:
Interest income	1,806		1,806
Total other income	1,806	-	1,806

Loss before income taxes	(165,659)	(44,796)	(228,771)
Provision for income taxes	-	-	-

NET LOSS	$(165,659)	$(44,796)	$(228,771)
BASIC AND DILUTED:
Loss per common share	a	a
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	945,720,959	904,500,000

a= Less than ($0.01) per share

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended April 30, 2014 and 2013

				Deficit
				Accumulated
	Common Stock			During the	Total
	Number of		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, April 30, 2012	904,500,000	$904,500	$-	$(894,566)	$9,934

Forgiveness of loans from shareholders	-	-	3,785	-	3,785

Net loss	-	-	-	(44,796)	(44,796)

Balance, April 30, 2013	904,500,000	$904,500	$3,785	$(939,362)	$(31,077)

Common shares sold at $0.03 per share	49,330,000	49,330	1,430,570	-	1,479,900

Common shares offering costs	-	-	(31,104)	-	(31,104)

Net loss	-	-	-	(165,659)	(165,659)

Balance, April 30, 2014	953,830,000	$953,830	$1,403,251	$(1,105,021)	$1,252,060

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
(A Development Stage Company)
STATEMENTS OF CASHFLOWS

			For the Period from
			August 4, 2010
	For the Years Ended		(Inception) Through
	April 30,		April 30,
	2014	2013	2014
OPERATING ACTIVITIES:
Net loss	$(165,659)	$(44,796)	$(228,771)
Adjustments to reconcile net loss from operations to net cash used in operating activities

Depreciation and amortization	97	-	97

Decrease in inventory	-	916	-
Decrease (Increase) in prepaid expenses	1,045	(1,945)	(900)
Increase in accounts payable	6,779	4,592	12,688

NET CASH USED IN OPERATING ACTIVITIES	(157,738)	(41,233)	(216,886)

INVESTING ACTIVITIES:

Purchase of property and equipment	(2,052)	-	(2,052)

NET CASH USED IN INVESTING ACTIVITIES	(2,052)	-	(2,052)

FINANCING ACTIVITIES:

Proceeds from issuance of common stock	1,479,900	-	1,508,150

Payments of common stock offering costs	(31,104)	-	(31,104)
Repayment of shareholders loans	(48,040)	(5,663)	(53,703)
Loans from shareholders	60,782	27,713	97,343

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,461,538	22,050	1,520,686

Net Increase (Decrease) in Cash	1,301,748	(19,183)	1,301,748

Cash, Beginning of Period	-	19,183	-
CASH, END OF PERIOD	$1,301,748	$-	$1,301,748
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-cash financing activities:
Forgiveness of loans from shareholders	$-	$3,785	$3,785

See accompanying notes to financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(f/k/a ADVENTO, INC.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2014

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,105,021 as of April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at April 30, 2014.

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

	For the Years Ended April 30,
	2014	2013
Expected income tax expense(recovery) at the statutory rate of 34%	$(165,659)	$(15,231)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Change in valuation allowance	165,659	15,231
Provision for income taxes	$-	$-

The components of deferred income taxes are as follow:

	For the Years Ended April 30,
	2014	2013
Deferred income tax asset:
Net operating loss carryforwards	$191,117	$21,458
Valuation allowance	(191,117)	(21,458)
Deferred income taxes	$-	$-

As of April 30, 2014, the Company has a net operating loss carryforward (“NOL”) of approximately $191,000 available to offset future taxable income through 2033. The NOL is limited under Section 382 of the Internal Revenue Code of 1986 if a change in control or ownership should occur. On March 12, 2013, a change of control occurred which will substantially limit the use of our current NOL in the future. The increases in the valuation allowance at April 30, 2014 and 2013 from their immediate prior year end was $165,659 and $15,231, respectively.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists , which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The amendments are effective for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2013-11 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 RELATED PARTY TRANSACTIONS

For the year ended April 30, 2014, the Company’s majority shareholder loaned the Company $58,449 for general expenses and professional fees and the Company repaid the major shareholder $48,040. The loans are non-interest bearing, due upon demand and unsecured. For the year ended April 30, 2013, a former Director had loaned the Company $600 for professional fees and the Company’s majority shareholder loaned the Company $27,113 for general expenses and professional fees. The loans are non-interest bearing, due upon demand and unsecured. In connection with the change of control on March 12, 2013, a former director forgave the loans of $3,785 and the amount was recorded by the Company as contributed capital. At April 30, 2014 and 2013, the Company’s loans from the major shareholder amounted to $37,522 and $27,113, respectively.

Other payables-related parties consist of accrued salary payable to the Company’s officers. The amounts are expected to be repaid in the form of cash. At April 30, 2014 and 2013, the Company’s other payable- related parties to $2,333 and $0, respectively.

NOTE 4 STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized capital of the Company is 1,500,000,000 common shares with a par value of $0.001 per share.

On March 12, 2013, in connection with the change in control, a former director forgave loans of $3,785 and this was recorded by the Company as contributed capital.

On July 19, 2013, the Company issued 49,330,000 shares of common stock at a price of $0.03 per share for total gross cash proceeds of $1,479,900 in a private placement transaction. The Company incurred $31,104 offering costs related to the private placement.

On March 31, 2014, the Company received written consent from the board of directors to carry out a private placement of up to 170,000,000 shares of common stock at a price of $0.07 per share for maximum gross proceeds of $11,900,000 (the “Private Placement”).

NOTE 5 SUBSEQUENT EVENTS

On May 30, 2014, the Company acquired Dao Sheng Trading Limited (“Dao Sheng”), a limited liability company incorporated in Hong Kong on December 5, 2013, for HKD 10,000 (USD1,290). Dao Sheng is a product trading company based in Hong Kong. On May 19, 2014, the Company incorporated Joymain International Intellectual Property Limited (“Joymain Intellectual”), a limited liability company, in Hong Kong. Joymain Intellectual is a product research and development company based in Hong Kong.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Suqun Lin, our president and our principal executive officer, and Mr. Chengjie He, our principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our management concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of the year ended April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles considering our nominal operations, short operating history and relatively small size.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On July 19, 2013, we closed an offering ( the “Reg. S Offering”) of $1,479,000 in which we issued a total of 49,330,000 shares of common stock, par value $0.001 per share to 856 investors at a purchase price of $0.03 per share in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933. The Investors in the Reg. S Offering are individuals and independent third-party distributors to a multi-level marketing company in China, Nanjing Joymain Science and Technology Development Co., Ltd (“Nanjing Joymain”). Nanjing Joymain is considered as a related party to us because its director Mr. Xijian Zhou is our controlling shareholder. However, we determined that those investors were not related parties to us because they were independent distributors to Nanjing Joymain None of the investors was issued more than 5% of the shares of the Company in the Reg. S offering.

On May 19, 2014, we incorporated Joymain Intellectual, a limited liability company, in Hong Kong. Joymain Intellectual is a product research and development company and Mr. Chengjie He was elected as the sole director. On May 30, 2014, we acquired 10,000 shares of ordinary shares of Dao Sheng from Ms. Jian Zhou in a consideration of a total of HK$10,000 resulting in that Dao Sheng became a wholly owned subsidiary of us. Dao Sheng is a product trading company based in Hong Kong and Mr. Chengjie He was elected as the sold director of Dao Sheng to replace Ms. Zhou.

PART III

ITEM 10.	DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. We do not have written employment contracts or directorship contracts with our officers and directors. .

The name and position of our present officers and directors are set forth below:

Name	Age	Position	Date First Elected or Appointed

Suqun Lin	33	President, Chief Executive Officer, Secretary and Director	March 12, 2013

Chengjie He	28	Chief Financial Officer and Treasure	April 1, 2014

Jian Shao	46	Chief Business Development Officer	April 1, 2014

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Suqun Lin – President, Secretary, Treasurer and Director

Suqun Lin was appointed as our president, secretary, treasurer and director on March 12, 2013. Since September 2010, Mr. Lin has been the senior operating officer, China District, of Nanjing Joymain a company that specializes in research and development, production and marking of high-tech health care products. As senior operating officer, Mr. Lin is responsible for managing the operations, logistics, customer services, production and procurement departments in the People’s Republic of China. Mr. Lin first joined Naijing Joymain as an administration manager in May 2009 and managed the human resources and office administration of the company. Mr. Lin was promoted to director of the president’s office in December 2009 and further promoted to senior operating officer, China District in December 2010.

From April 2008 to April 2009, Mr. Lin was the Shenzhen branch manager of Shenzhen Yuelang Science and Technology Development Co., Ltd., wherein he managed the business development and public relation affairs in the Shenzhen area. Mr. Lin graduated from Fuzhou University with a Bachelor’s degree in Mechanical Design and Automation.

Chengjie He – Chief Financial Officer and Treasure

Mr. He has been the Executive Assistant to CEO of Nanjing Joymain since March 2013. Mr. Xijian Zhou, our major stockholder, is also the a board member of Nanjing Joymain. As Executive Assistant to CEO, Mr. He serves as liaison to the Board of Directors and the senior management team of Nanjing Joymain and completes a board variety of administrative tasks for the Company. He also manages special overseas investment projects for the Company and monitors various financial reports. From February 2011 to January 2013, Mr. He was the Executive Assistant to the General Manager of United Industry (Asia) Co. Ltd. (“United Industry”), a global household appliance parts supply company. He was responsible for follow-up activities related to United Industry’s investment projects in Jiangsu, China area and participated in the project negotiations and relationship management with the local government. He also monitored four subsidiaries’ cash flows and administrative activities for United Industry. From February 2010 to January 2011, Mr. He was Assistant to Chairman of Nanjing Gianda Construction Investment Group, a construction and real estate investment company, responsible for planning and coordinating the Chairman’s daily schedule. He was also assigned to co-manage the financial department and co-monitor cash flow on various construction projects with the CFO. From June 2006 to January 2008, Mr. He was the Import and Export assistant at Taizhou Kim-top Electromechanical Ltd. responsible for customer communication and trade relationship management.

Mr. He holds a Master of Business Administration degree from Vancouver Island University and a Bachelor’s degree in Chinese literature from Suzhou University.

Jian Shao – Chief Business Development Officer

Since July 2009, Mr. Shao has been the Vice President of Marketing of Nanjing Joymain. Mr. Xijian Zhou, our major stockholder, is also a board member of Nanjing Joymain. As Vice President of Marketing, Mr. Shao is responsible for developing marketing strategies, product promotions and sales incentive programs as well as developing new products for launching in the People’s Republic of China (“PRC”). From June 2008 to July 2009, Mr. Shao was the Marketing Director for Shaklee (China) Co. Ltd. a multi-level marketing company in China, responsible for designing and implementing marketing programs for nutrition products and household and personal care products. From August 2007 to May 2008, Mr. Shao was the CEO of Omnlife China Ltd., a multi-level marketing company in Hefei, Anhui, China. From November 2004 to August 2007, Mr. Shao was the Marketing Director of Pharmanex at NuSkin (China) Daily Health Products Co., Ltd. responsible for health food market programs; he launched Pharmanex products in 2005 and developed product pipelines for the China market. From 1996 to 2004, Mr. Shao was the Associate Product Manager of Pfizer Pharmaceutical Ltd. responsible for Zithromax, an antibiotic medicine, in China. From 1992 to 1995, Mr. Shao was a physician at Huashan Hospital.

Mr. Shao graduated from Shanghai Medical University with a Master’s degree in Clinical Medicine.

Identification of Significant Employees

We have no significant employees, other than Suqun Lin our president, chief executive officer, secretary, and director, and Chengjie He, our chief financial officer and treasure.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended April 30, 2014 and April 30, 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2014 and April 30, 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
Principal		($)	($)	Awards	Awards	Incentive Plan	Deferred	Compensation
Position				($)	($)	Compensation ($)	Compensation	($)
							Earnings ($)

Suqun Lin(1)	2013	0	0	0	0	0	0	0	0
President, Chief	2014	833	0	0	0	0	0	0	833
Executive
Officer,
Secretary and
Director
Chengjie He(2)	2013	0	0	0	0	0	0	0	0
Chief Financial	2014	750	0	0	0	0	0	0	750
Officer and
Treasure
Jian Shao(2)	2013	0	0	0	0	0	0	0	0
Chief Business	2014	750	0	0	0	0	0	0	750
Development
Officer

(1)	Appointed on March 12, 2013. The Company modified its compensation policy and started to compensate Mr. Lin on April 1, 2014.
(2)	Appointed on April 1, 2014.

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

Stock Options/SAR Grants

During our fiscal years ended April 30, 2014 and 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the years ended April 30, 2014 and 2013.

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

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2014 by:

  each of our executive officers;
  each director;
  each person known to us to own more than 5% of our outstanding common stock; and
  all of our executive officers and directors and as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership(1)	Percentage

Common Stock	Suqun Lin(2)	Nil	0%
	No. 30 N. Zhongshan Road, Floor 40,	shares of common stock
	Guluo District, Nanjing , Jiangsu
	Province, P.R.C. 210008

Common Stock	Xijian Zhou	750,000,000(3)	78.6%
	No. 30 N. Zhongshan Road, Floor 38,	shares of common stock (direct)
	Guluo District, Nanjing
	Jiangsu Province, P.R.C. 210008

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

(2)	Suqun Lin is our president, secretary, treasurer and director.
(3)	The percent of class is based on 953,830,000 shares of common stock issued and outstanding as of June 30, 2014.

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

We have not entered into any transaction during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transaction with any member of the immediate families of the foregoing person (including spouse, parents, children, siblings, and in-laws) or is any such transaction proposed, except as follows:

For the year ended April 30, 2014, our majority shareholder loaned us $58,449 for general expenses and professional fees and we repaid the major shareholder $48,040. The loans are non-interest bearing, due upon demand and unsecured. For the year ended April 30, 2013, a former Director had loaned us $600 for professional fees and our majority shareholder loaned us $27,113 for general expenses and professional fees. The loans are non-interest bearing, due upon demand and unsecured. In connection with the change of control on March 12, 2013, a former director forgave the loans of $3,785 and the amount was recorded by us as contributed capital. At April 30, 2014 and 2013, our loans from the major shareholder amounted to $37,522 and $27,113, respectively.

Other payables-related parties consist of accrued salary payable to our officers. The amounts are expected to be repaid in the form of cash. At April 30, 2014 and 2013, our other payable- related parties to $2,333 and $0, respectively.

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

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2014 $	April 30, 2013 $
Audit Fees	8,000	7,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	8,000	7,250

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2013)
(10)	Material Contracts
10.1*	Distribution Cooperation Agreement dated June 25, 2014
10.2*	Exclusive Right of Resell Agreement
10.3*	Subscription Agreement dated July 29, 2013
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal
Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

Joymain International Development Group Inc.

Dated: July 1, 2014	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer,
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.Each person whose signature appears below hereby authorizes Suqun Lin as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Suqun Lin	President, Chief Executive Officer	July 1, 2014
Suqun Lin	Secretary and Director

/s/ Chengjie He	Chief Financial Officer and Treasurer	July 1, 2014
Chengjie He	( Principal Accounting Officer)

/s/Jian Shao
Jian Shao	Chief Business Development Officer	July 1, 2014