Form 10-Q
period 2014-07-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2014-09-12
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 11, 2014, there were 956,330,000 shares of common stock, par value $0.001, outstanding.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K and its amendment filed with the Securities and Exchange Commission (the “SEC”); in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, and information contained in other reports that we file with the SEC. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$801,370	$1,301,748
Prepaid expenses	53,775	900
Marketable securities	350,135	-

TOTAL CURRENT ASSETS	1,205,280	1,302,648
PROPERTY AND EQUIPMENT - Net	1,855	1,955

TOTAL ASSETS	$1,207,135	$1,304,603
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,875	$12,688
Due to related parties	4,082	39,855
Other payables	3,714	-
TOTAL CURRENT LIABILITIES	18,671	52,543
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock,1,500,000,000 shares authorized, par value $0.001, 956,220,000 and 953,830,000 shares issued and outstanding at July 31, 2014 and April 30, 2014, respectively	956,220	953,830
Additional Paid-in Capital	1,472,561	1,403,251
Accumulated Deficit	(1,240,317)	(1,105,021)

TOTAL STOCKHOLDERS' EQUITY	1,188,464	1,252,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,207,135	$1,304,603

See accompanying notes to unaudited condensed consolidated financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	July 31,
	2014	2013
REVENUE	$-	$-

EXPENSES	135,949	29,662

Loss from operations	(135,949)	(29,662)
Other Income:
Interest income	518	-
Other income	135	-
Total other income	653	-
Loss before income taxes	(135,296)	(29,662)
Provision for income taxes	-	-

NET LOSS	$(135,296)	$(29,662)
BASIC AND DILUTED:
Loss per common share	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	953,881,957	921,658,261

a= Less than ($0.01) per share

See accompanying notes to unaudited condensed consolidated financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

	For the Three Months Ended
	July 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(135,296)	$(29,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	100	-
Stock issued for consulting fees	17,925	-
Expenses paid directly by related parties	8,290	-
Unrealized gain on marketable securities	(135)	-
Changes in operating assets and liabilities:
Prepaid expenses	900	1
Accounts payable	(1,813)	6,942
Other payables	3,714	-

NET CASH USED IN OPERATING ACTIVITIES	(106,315)	(22,719)

INVESTING ACTIVITIES:
Purchase of marketable securities	(350,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(350,000)	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,479,900
Payments of common stock offering costs	-	(31,104)
Repayments to related parties	(44,123)	-
Proceeds from related parties	60	35,986

NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES	(44,063)	1,484,782
Net (Decrease) Increase in Cash	(500,378)	1,462,063

Cash, Beginning of Period	1,301,748	-

CASH, END OF PERIOD	$801,370	$1,462,063

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:

Interest	$-	$-

Income Taxes	$-	$-
Non-cash investing and financing activities:

Common stock issued for future services included in prepaid expenses	$53,775	$-

See accompanying notes to unaudited condensed consolidated financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2014

NOTE 1.	ORGANIZATION AND BUSINESS OPERATIONS.

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

In May 2014, The Company acquired a HK trading company, Dao Sheng Trading Limited (“Dao Sheng”) for HK$10,000. Dao Sheng was incorporated in December 2013 and had no assets or liabilities at the time of the acquisition. The Company also set up Joymain International Intellectual Property Limited in Hong Kong in May 2014. The Company considers Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended April 30, 2014.

The Company’s unaudited condensed consolidated financial statements included the financial statements of its wholly-owned subsidiaries, Dao Sheng and Joymain International Intellectual Property Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended July 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year and are presented in US dollars.

Going Concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and an accumulated deficit of $1,240,317 as of July 31, 2014. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and either loans from its major stockholder and or the sale of common stock.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The Company has a registration statement on Form S-1, effective on August 1, 2014, pursuant to which the Company plans to raise up to $12 million in equity.

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

Marketable Securities

Marketable securities consist of trading and available-for-sale securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are not classified as either trading securities or as held-to-maturity securities. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of July 31, 2014 and April 30, 2014:

	July 31, 2014				April 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$350,135	$—	$—	$350,135	$—	$—	$—	$—
Total assets at fair value	$350,135	$—	$—	$350,135	$—	$—	$—	$—

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the three months ended July 31, 2014, the Company’s subsidiaries have minimal assets or liabilities and they did not have business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash for the three months ended July 31, 2014.

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized.

The standard will be effective for the Company in its fiscal year 2018 first quarter. The standard allows for adoption under either "full retrospective" in which prior periods presented are recast under the new guidance or "modified retrospective" in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact that this standard will have on our financial statements.

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities , from the FASB Accounting Standards Codification.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3.	MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities recorded in the Company’s Consolidated Balance Sheets:

	July 31, 2014	April 30, 2014
Certificate of deposits	$100,076	$—
Mutual funds	250,059	—
Total	$350,135	$—

NOTE 4.	PREPAID ASSETS.

At July 31, 2014, prepaid assets consisted of prepaid consulting fees of $53,775. At April 30, 2014, prepaid assets consisted of prepaid rent of $900.

NOTE 5.	COMMON STOCK.

The Company has authorized 1,500,000,000 shares of common shares, par value $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750.

On July 30, 2014, the Company issued a total of 2,390,000 shares of common stock to a consultant. The shares were valued at $0.03 per share, the fair market value on the date of issuance. During the three months ended July 31, 2014, the Company recorded stock-based compensation of $17,925 and prepaid expense of $53,775 which will be amortized in fiscal 2015.

NOTE 6.	INCOME TAXES.

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

As of July 31, 2014, the Company had net operating loss carry forwards of $326,413 that may be available to reduce future years’ taxable income through 2034.

NOTE 7.	RELATED PARTY TRANSACTIONS.

For the three months ended July 31, 2014, the Company’s majority shareholder advanced the Company $60 for general expenses and the Company made repayments of shareholders advances in the amount of $44,123. In addition, the Company’s majority shareholder paid the payroll expense and other general expenses with the total amount $8,290 on behalf of the Company for the three months ended July 31, 2014. The advances are non-interest bearing, due upon demand and unsecured. At July 31, 2014 and April 30, 2014, the Company’s advances from shareholders amounted to $4,082 and $39,855, respectively.

NOTE 8.	SUBSEQUENT EVENTS.

On September 3, 2014, the Company sold a total of 110,000 shares of common stock at a price of $0.07 per share to three investors. The shares were sold pursuant to the Company’s registration statement on Form S-1, file number 333-197508, effective on August 1, 2014. The Company did not engage a placement agent with respect to the sale. The net proceeds received by the Company from the sale of the shares were $7,700.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended July 31, 2014 and 2013 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended April 30, 2014 and 2013 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company” refer to Joymain International Development Group Inc. (formerly known as Advento Inc.), unless otherwise indicated.

Introduction.

We were incorporated in the State of Nevada on August 4, 2010 under the name Advento, Inc.

We originally planned to market and distribute an assortment of residential and commercial shower cabinets produced by Hangzhou Yongsheng Holdings Co., Ltd in the European and North American market. However, in connection with a change of control transaction that closed on March 12, 2013 which is more fully described under the section below titled “Change of Control”, we appointed a new executive management team and changed our planned business operations.

Change in Control.

On March 12, 2013, pursuant to the terms of a Share Exchange Agreement, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of our common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as president, secretary, treasurer, and director of our Company; and (b) Mr. Suqun Lin was appointed as the Company’s sole director, president, secretary and treasurer. Our Company did not receive any proceeds from the transaction. In accordance with the terms of the agreement, we had no assets and liabilities at the closing. We anticipate to raise additional funding for our operating costs and business development activities and our current major shareholder has been and is expected to continue funding our operating costs until additional funds become available to us. There is no assurance that we will be able to successfully raise funds.

Name Change and Increase of Authorized Shares.

On March 21, 2013, we received written consent from the holder of 82.92% of our voting securities and consent from our board of directors approving the name change of our Company from Advento, Inc. to Joymain International Development Group Inc. and effecting a forward split of our issued and outstanding shares on a basis of 300 new shares for 1 old share. Upon the effectiveness of the forward split, our Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares of common stock, par value $0.001. The board of directors and stockholders also approved to increase our Company’s authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value $0.001. The forward split went effective on April 10, 2013 increasing our issued and outstanding shares of common stock from 3,015,000 to 904,500,000 shares. On the same day, our name change went effective and our ticker symbol changed from “ADTO” to “JIDG”. Our current cusip number is 48125Q101.

Our Business Plan and Current Status.

We plan to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the production or distribution of health consumer goods in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development and distribution of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings.

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

  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

  Other relevant factors.

On June 25, 2014, we entered into a distribution agreement with Right Fortune International Limited to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. Right Fortunate will manufacture products in accordance with purchase orders placed by us. We expect that by entering into this distribution agreement, we will start to build up our reputation as a distributor of health products and consumer goods, and expand our distribution network, which will result in positive cash flow. In addition, we are currently seeking to obtain the distribution rights for a marine phytophlankton product that aids blood cleaning and detoxification and bolsters the immune system and a rice cereal product that boosts needed energy and vitality. We intend to start to distribute the product through a multi-level marketing company affiliated to us in China in the next six months.

To facilitate our growth, we acquired a HK trading company, Dao Sheng Trading Limited for HK$10,000 and set up Joymain International Intellectual Property Limited in Hong Kong in May 2014. We consider Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection.

On May 10, 2014, we entered into a consulting agreement with LP Funding LLC (“LP”), pursuant to which LP will render certain corporate advisory services to us including but not limited to advise us on our business plan and engagement of the financial markets, and conduct due diligence on us including discussions with our management and third party professionals, review of our data and a site visit, the Company agrees to pay LP an annual fee of $72,000 and issue a total number of 2,390,000 shares of common stock. Based on the recent developments of our business, we no longer consider ourselves to be a shell company, although we are still in the developmental stage as we have yet to generate any revenue from our chosen business and operations. In addition, we currently have negative working capital and stockholders’ equity. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Self-underwritten public offering

On July 18, 2014, we filed a registration statement on Form S-1 (the “Form S-1”) pursuant to which intend to offer and sell up to 172,000,000 shares of our Common Stock at a fix price of $0.07 per share (the “Offering” and “Share(s)”). The Offering is being conducted on a self-underwritten, best efforts basis, which means our management and/or controlling shareholders will attempt to sell the Shares pursuant to the Form S-1 directly to the public, with no commission or other remuneration payable to them for any Shares they may sell. In offering the Shares on our behalf, management and controlling shareholder will rely on the safe harbor from broker-dealer registration set forth in Rule 3a4-1 under the Securities and Exchange Act of 1934, as amended ( the “Exchange Act”). The Shares will be offered for a period of 120 days from the effective date of the Form S-1. The Offering shall terminate on the earlier of (i) the date when we decide to do so, or (ii) when the Offering is fully subscribed for. The Form S-1 went effective on August 1, 2014. On the same day, we commenced the Offering. As the date of this filing, we have sold 145,000 Shares in the Offering.

Results of Operations.

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities in funding our planned business.

Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013.

We have limited operational history. From our inception on August 4, 2010 to July 31, 2014, we did not generate any revenues. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Our net loss for the three months ended July 31, 2014 was $135,296 compared to a net loss of $29,662 for the three months ended July 31, 2013.

Professional Fees. During the three months ended July 31, 2014, our company incurred $97,881 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports and registration statements S-1 with the Securities and Exchange Commission (“SEC”). During the three months ended July 31, 2013, our company incurred $27,201 of professional fees consisting of auditing, accounting, legal and filing fees associated with our company’s name change, stock split, and filing of periodic reports with the SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $38,068 for the three months ended July 31, 2014, as compared to $2,461 for the three months ended July 31, 2013, an increase of $35,607 or approximately 1,446.8%. Other general and administrative expenses for the three months ended July 31, 2014 and 2013 consisted of the following

	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2013
Travel and entertainment	$7,169	$1,923
Payroll and related benefits	28,026	-
Other	2,873	538
Total	$38,068	$2,461

  Travel and entertainment expense for the three months ended July 31, 2014 increased by $5,246, or 272.8%, as compared to the three months ended July 31, 2013. The increase was primarily attributable to the increased spending in our travel as a result of us actively searching and on-site communicating and discussing with potential product suppliers and acquisition targets in order to develop our business.

  Payroll and related benefits for the three months ended July 31, 2014 increased by $28,026, or 100%, as compared to the three months ended July 31, 2013. In order to support our business development activities, we incurred payroll expenses for two employees in the U.S. and three officers during the three months ended July 31, 2014. We did not have any employee during the three months ended July 31, 2013.

  Other general and administrative expenses for the three months ended July 31, 2014 increased by $2,335, or 434.0% as compared to the three months ended July, 31, 2013, which reflected the increased business activities.

Liquidity and Capital Resources.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended
	July 31,

	2014	2013
Net cash (used in) operating activities	(106,315)	(22,719)
Net cash (used in) investing activities	(350,000)	-
Net cash (used in) provided by financing activities	(44,063)	1,484,782

As of July 31, 2014, our current assets were $1,205,280, compared to $1,302,648 in current assets as of April 30, 2014. Current assets were comprised of $801,370 in cash, $53,775 in prepaid expenses and $350,135 in marketable securities which consist of certificate of deposits and mutual funds. As of July 31, 2014, our current liabilities were $18,671 as compared to $52,543 at April 30, 2014. Current liabilities were comprised of $4,082 in due to related parties, $10,875 in accounts payable and $3,714 in other payables.

Stockholders’ equity was $1,188,464 as of July 31, 2014 compared to $1,252,060 as of April 30, 2014.

Cash Flow from Operating Activities.

We have not generated positive cash flows from operating activities. During the three months ended July 31, 2014, net cash flow used in operating activities was $106,315 primarily reflected a net loss of $135,296, and the add-back of non-cash items of depreciation and amortization of $100, stock issued for consulting fees of $17,925, expenses paid by related parties of $8,290 and unrealized gain on marketable securities of $135 and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $900, a decrease in accounts payable of $1,813 and an increase in other payable of $3,714. For the three months period ended July 31, 2013, net cash flows used in operating activities was $22,719 consisting of a net loss of $29,662 and a decrease in prepaid expenses of $1 and an increase in accounts payable of $6,942.

Cash Flow Used in Investing Activities.

Net cash flow used in investing activities consisted of purchase of marketable securities of $350,000 for the three months ended July 31, 2014. We did not have any cash flow used in investing activities during the three months ended July 31, 2013.

Cash Flow from Financing Activities.

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three months ended July 31, 2014, we received proceeds from related parties of $60 and made repayment to related parties of $44,123. For the three months period ended July 31, 2013, we had proceeds from issuance of common stock of $1,479,900 and payments of common stock offering costs of $31,104. We also received advances from shareholders of $35,986.

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized.

The standard will be effective for the Company in its fiscal year 2018 first quarter. The standard allows for adoption under either "full retrospective" in which prior periods presented are recast under the new guidance or "modified retrospective" in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact that this standard will have on our financial statements.

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities , from the FASB Accounting Standards Codification.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Material Commitments.

As of July 31, 2014, we had no material commitments.

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

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our current chief executive officer and chief financial officer (our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were ineffective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended April 40, 2014, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles considering our nominal operations, short operating history and relatively small size.

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit	Document
Number
10.1*	Consultant Agreement between the Company and LP Funding, LLC dated May 10, 2014
31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
+ In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joymain International Development Group Inc.

Dated: September 12, 2014	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer, Secretary and
Director

Joymain International Development Group Inc.

Dated: September 12, 2014	By: /s/ Chengjie He
Chengjie He
Chief Financial Officer and Treasurer
(Principal Accounting Officer)