Form 10-Q
period 2014-10-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2014-12-15
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

2451 NW 109 Avenue, Suite 9, Miami, FL33712
Tel: 1-786-232-3083
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
Yes [   ]      No [   ]

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
Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 12, 2014, there were 956,365,000 shares of common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2014	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$589,251	$1,301,748

Prepaid expenses	35,850	900

Advance to suppliers	864,471	-

Marketable securities	353,531	-

TOTAL CURRENT ASSETS	1,843,103	1,302,648

PROPERTY AND EQUIPMENT - Net	1,755	1,955

TOTAL ASSETS	$1,844,858	$1,304,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable	$3,888	$12,688

Due to related parties	3,529	39,855

Advance from customers	715,600	-

Other payables	9,684	-

TOTAL CURRENT LIABILITIES	732,701	52,543

STOCKHOLDERS' EQUITY:

Common stock,1,500,000,000 shares authorized, par value $0.001, 956,365,000 and 953,830,000 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively	956,365	953,830

Additional Paid-in Capital	1,482,566	1,403,251

Accumulated deficit	(1,326,774)	(1,105,021)

TOTAL STOCKHOLDERS' EQUITY	1,112,157	1,252,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,844,858	$1,304,603

See accompanying notes to unaudited condensed consolidated financial statements
3

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

EXPENSES	91,110	15,711	227,059	45,373

Loss from operations	(91,110)	(15,711)	(227,059)	(45,373)

Other Income:

Interest income	1,257		1,775

Other income	3,396		3,531

Total other income	4,653	-	5,306	-

Loss before income taxes	(86,457)	(15,711)	(221,753)	(45,373)

Provision for income taxes	-	-

NET LOSS	$(86,457)	$(15,711)	$(221,753)	$(45,373)

BASIC AND DILUTED:
Loss per common share	a	a	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	956,316,141	953,830,000	955,099,049	937,744,130

a= Less than ($0.01) per share

See accompanying notes to unaudited condensed consolidated financial statements
4

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

	For the Six Months Ended
	October 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(221,753)	$(45,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	200	-
Stock issued for consulting fees	35,850	-
Expenses paid directly by related parties	8,290	-
Unrealized gain on marketable securities	(3,531)	-
Changes in operating assets and liabilities
Prepaid expenses	900	1
Advance to suppliers	(864,471)	-
Accounts payable	(8,800)	189
Advance from customers	715,600	-
Other payable	9,684	-

NET CASH USED IN OPERATING
ACTIVITIES	(328,031)	(45,183)

INVESTING ACTIVITIES:
Purchase of marketable securities	(350,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(350,000)	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,150	1,479,900
Payments of common stock offering costs	-	(31,104)
Repayments to related parties	(44,676)	-
Proceeds from related parties	60	58,437

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(34,466)	1,507,233

Net (Decrease) Increase in Cash	(712,497)	1,462,050
Cash, Beginning of Period	1,301,748	-

CASH, END OF PERIOD	$589,251	$1,462,050

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for future
services included in prepaid expenses	$35,850	$-

See accompanying notes to unaudited condensed consolidated financial statements
5

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
Notes to Unaudited Condensed Consolidated Financial Statements
October 31, 2014

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended October 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year and are presented in US dollars.

Going Concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and an accumulated deficit of $1,326,774 as of October 31, 2014. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and either loans from its major stockholder and or the sale of common stock.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The Company has a registration statement on Form S-1, effective on August 1, 2014, pursuant to which the Company plans to raise up to $12 million in equity. The registration statement expired on November 28, 2014.

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

Marketable Securities.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of October 31, 2014 and April 30, 2014:

	October 31, 2014				April 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$353,531	$—	$—	$353,531	$—	$—	$—	$—
Total assets at fair value	$353,531	$—	$—	$353,531	$—	$—	$—	$—

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

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the six months ended October 31, 2014, the Company’s subsidiaries have minimal assets or liabilities and they did not have business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash for the three and six months ended October 31, 2014.

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

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.

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

NOTE 3.      MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities recorded in the Company’s Consolidated Balance Sheets:

	October 31, 2014	April 30, 2014
Certificate of deposits	$100,227	$—
Mutual funds	253,304	—
Total	$353,531	$—

NOTE 4.      PREPAID ASSETS.

At October 31, 2014, prepaid assets consisted of prepaid consulting fees of $35,850. At April 30, 2014, prepaid assets consisted of prepaid rent of $900.

NOTE 5.      ADVANCE TO SUPPLIERS AND ADVANCE FROM CUSTOMERS

The Company makes advance payments to suppliers for goods ordered but yet to be delivered, and receives advance payments from customers for goods ordered but yet to be received by the customer. Advanced payments to suppliers and advanced payments from customers were $864,471 and $715,600 as of October 31, 2014, respectively. The Company did not have any advanced payments to suppliers and advanced payments from customers at April 30, 2014.

On June 25, 2014, the Company entered into a distribution agreement with Right Fortune International Limited (“Right Fortune”) to obtain the exclusive distribution right of Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. The term of exclusivity will be automatically renewed annually if the Company meets the annual Yolexury Minimum Order Quantities (the “Minimum Order”). The annual Minimum Order for calendar year 2014 is 400,000 bottles of 750ml Yolexury, which the Company has fulfilled as of October 31, 2014.

NOTE 6.      COMMON STOCK.

The Company has authorized 1,500,000,000 shares of common stock, par value $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750. On July 30, 2014, the Company issued a total of 2,390,000 shares of common stock to a consultant. The shares were valued at $0.03 per share, the fair market value on the date of issuance. During the six months ended October 31, 2014, the Company recorded stock-based compensation of $35,850 and prepaid expense of $35,850 which will be amortized in fiscal 2015.

In August 2014, the Company sold a total of 110,000 shares of common stock at a price of $0.07 per share to two investors. The shares were sold pursuant to the Company’s registration statement on Form S-1, file number 333-197508, effective on August 1, 2014. The Company did not engage a placement agent with respect to the sale. The net proceeds received by the Company from the sale of the shares were $7,700.

In September 2014, the Company sold a total of 35,000 shares of common stock at a price of $0.07 per share to two investors. The shares were sold pursuant to the Company’s registration statement on Form S-1, file number 333-197508, effective on August 1, 2014. The Company did not engage a placement agent with respect to the sale. The net proceeds received by the Company from the sale of the shares were $2,450.

NOTE 7.      INCOME TAXES.

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of October 31, 2014, the Company had net operating loss carry forwards of $412,870 that may be available to reduce future years’ taxable income through 2034.

NOTE 8.      RELATED PARTY TRANSACTIONS.

For the three and six months ended October 31, 2014, the Company’s majority shareholder advanced the Company $0 and $60, respectively, for general expenses and the Company made repayments of shareholder’s advances in the amount of $553, and $44,676, respectively. In addition, the Company’s majority shareholder paid the payroll expense and other general expenses with the total amount $0 and $8,290, respectively on behalf of the Company for the three and six months ended October 31, 2014. The advances are non-interest bearing, due upon demand and unsecured. At October 31, 2014 and April 30, 2014, the Company’s advances from a shareholder amounted to $3,529 and $39,855, respectively.

NOTE 9.      SUBSEQUENT EVENTS.

The Company has a registration statement on Form S-1, effective on August 1, 2014, pursuant to which the Company plans to raise up to $12 million in equity. The registration statement expired on November 28, 2014

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended October 31, 2014 and 2013 and notes thereto contained elsewhere in this Report , and our annual report on Form 10-K for the twelve months ended April 30, 2014 and 2013 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

On June 25, 2014, we entered into a distribution agreement with “Right Fortune to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. In addition, the term of exclusivity will be automatically renewed annually if we meet the annual Yolexury Minimum Order. The annual Minimum Order for the calendar year 2014 is 400,000 bottles of 750ml Yolexury, which we have fulfilled as of October 31, 2014.

Right Fortune will manufacture products in accordance with purchase orders placed by us. We expect that by entering into this distribution agreement, we will start to build up our reputation as a distributor of health products and consumer goods, and expand our distribution network, which will result in positive cash flow.

To facilitate our growth, we acquired a HK trading company, Dao Sheng Trading Limited for HK$10,000 and set up Joymain International Intellectual Property Limited in Hong Kong in May 2014. We consider Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection.

On May 10, 2014, we entered into a consulting agreement with LP Funding LLC (“LP”), pursuant to which LP will render certain corporate advisory services to us including but not limited to advise us on our business plan and engagement of the financial markets, and conduct due diligence on us including discussions with our management and third party professionals, review of our data and a site visit. The Company agrees to pay LP an annual fee of $72,000 and issue a total number of 2,390,000 shares of common stock. Based on the recent developments of our business, we no longer consider ourselves to be a shell company, although we are still in the developmental stage as we have yet to generate any revenue from our chosen business and operations. In addition, we currently have negative working capital and stockholders’ equity. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We anticipate that the process of developing healthcare related consumer products and the selection of a business acquisition will be complex and extremely risky. Because of the worldwide stringent economic conditions, rapid technological advances being made in some industries and general shortages of available capital in the market, our management believes that there are numerous firms seeking even the limited additional capital currently available in the market which we would like to have and consider to be benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. If we are unable to overcome the difficulties of obtaining additional financing and capital from the market, it may be extremely difficult for us to secure business acquisitions that could fuel the organic growth of our business.

Self-underwritten public offering

On July 18, 2014, we filed a registration statement on Form S-1 (the “Form S-1”) pursuant to which we intended to offer and sell up to 172,000,000 shares of our common stock at a fixed price of $0.07 per share (the “Offering” and “Share(s)”). The Offering is being conducted on a self-underwritten, best efforts basis, which means our management and/or controlling shareholders will attempt to sell the Shares pursuant to the Form S-1 directly to the public, with no commission or other remuneration payable to them for any Shares they may sell. In offering the Shares on our behalf, management and controlling shareholder will rely on the safe harbor from broker-dealer registration set forth in Rule 3a4-1 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Shares will be offered for a period of 120 days from the effective date of the Form S-1. The Offering shall terminate on the earlier of (i) the date when we decide to do so, or (ii) when the Offering is fully subscribed for. The Form S-1 went effective on August 1, 2014. On the same day, we commenced the Offering. As of the date of this filing, we have sold 145,000 Shares in the Offering. The registration statement expired on November 28, 2014.

Results of Operations.

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities in funding our planned business, although no such sales can be guaranteed to occur on terms favorable to us, if at all.

Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013.

We have limited operational history. From our inception on August 4, 2010 to October 31, 2014, we did not generate any revenues. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Our net loss for the three months ended October 31, 2014 was $86,457 compared to a net loss of $15,711 for the three months ended October 31, 2013.

Professional Fees. During the three months ended October 31, 2014, we incurred $59,091 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports with the Securities and Exchange Commission (“SEC”). During the three months ended October 31, 2013, we incurred $14,848 of professional fees consisting of auditing, accounting, legal and filing fees associated with our company’s name change, stock split, and filing of periodic reports with the SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $32,019 for the three months ended October 31, 2014, as compared to $863 for the three months ended October 31, 2013, an increase of $31,156 or approximately 3,610.2%. Other general and administrative expenses for the three months ended October 31, 2014 and 2013 consisted of the following

	Three Months Ended	Three Months Ended
	October 31, 2014	October 31, 2013
Travel and entertainment	$2,132	$-

Payroll and related benefits	27,222	-
Others	2,665	863
Total	$32,019	$863

•

Travel and entertainment expense for the three months ended October 31, 2014 increased by $2,132, or 100%, as compared to the three months ended October 31, 2013. The increase was primarily attributable to the increased spending in our travel as a result of us actively searching and on-site communicating and discussing with potential product suppliers and acquisition targets in order to develop our business.

•

Payroll and related benefits for the three months ended October 31, 2014 increased by $27,222, or 100%, as compared to the three months ended October 31, 2013. In order to support our business development activities, we incurred payroll expenses for two employees in the U.S. and three officers during the three months ended October 31, 2014. We did not have any employee during the three months ended October 31, 2013.

•

Other general and administrative expenses for the three months ended October 31, 2014 increased by $1,802, or 208.8% as compared to the three months ended October, 31, 2013, which reflected the increased business activities.

Other Income (Expense). Other Income (expenses) totaled $4,653 for the three months ended October 31, 2014 primarily consisted of interest income of $1,257 and unrealized gain on marketable securities of $3,396. For the three months ended October 31, 2013, we did not have other income.

Six Months Ended October 31, 2014 Compared to the Six Months Ended October 31, 2013.

We have limited operational history. From our inception on August 4, 2010 to October 31, 2014, we did not generate any revenues. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Our net loss for the six months ended October 31, 2014 was $221,753 compared to a net loss of $45,373 for the six months ended October 31, 2013.

Professional Fees. During the six months ended October 31, 2014, we incurred $156,974 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports and registration statements S-1 with the SEC. During the six months ended October 31, 2013, we incurred $42,049 of professional fees consisting of auditing, accounting, legal and filing fees associated with our company’s name change, stock split, and filing of periodic reports with the SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $70,085 for the six months ended October 31, 2014, as compared to $3,324 for the six months ended October 31, 2013, an increase of $66,761 or approximately 2,008.5%. Other general and administrative expenses for the six months ended October 31, 2014 and 2013 consisted of the following:

	Six Months Ended	Six Months Ended
	October 31, 2014	October 31, 2013
Travel and entertainment	$9,302	$1,923

Payroll and related benefits	55,249	-
Others	5,534	1,401
Total	$70,085	$3,324

•

Travel and entertainment expense for the six months ended October 31, 2014 increased by $7,379, or 383.7%, as compared to the six months ended October 31, 2013. The increase was primarily attributable to the increased spending in our travel as a result of us actively searching and on-site communicating and discussing with potential product suppliers and acquisition targets in order to develop our business.

•

Payroll and related benefits for the six months ended October 31, 2014 increased by $55,249, or 100%, as compared to the six months ended October 31, 2013. In order to support our business development activities, we incurred payroll expenses for two employees in the U.S. and three officers during the six months ended October 31, 2014. We did not have any employee during the six months ended October 31, 2013.

•

Other general and administrative expenses for the six months ended October 31, 2014 increased by $4,133, or 295% as compared to the six months ended October, 31, 2013, which reflected the increased business activities.

Other Income (Expense). Other Income (expenses) totaled $5,306 for the six months ended October 31, 2014 primarily consisted of interest income of $1,775 and unrealized gain on marketable securities of $3,531. For the six months ended October 31, 2013, we did not have other income.

Liquidity and Capital Resources.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended
	October 31,

	2014	2013
Net cash (used in) operating activities	(328,031)	(45,183)
Net cash (used in) investing activities	(350,000)	-
Net cash (used in) provided by financing activities	(34,466)	1,507,233

As of October 31, 2014, our current assets were $1,843,103, compared to $1,302,648 in current assets as of April 30, 2014. Current assets were comprised of $589,251 in cash, $35,850 in prepaid expenses, $864,471 in advance to suppliers and $353,531 in marketable securities which consist of certificate of deposits and mutual funds. As of October 31, 2014, our current liabilities were $732,701 as compared to $52,543 at April 30, 2014. Current liabilities were comprised of $3,529 in due to related parties, $3,888 in accounts payable, $715,600 in advance from customer and $9,684 in other payables.

Stockholders’ equity was $1,112,157 as of October 31, 2014 compared to $1,252,060 as of April 30, 2014.

Cash Flow from Operating Activities.

We have not generated positive cash flows from operating activities. During the six months ended October 31, 2014, net cash flow used in operating activities was $328,031 primarily reflected a net loss of $221,753, and the add-back of non-cash items of depreciation and amortization of $200, stock issued for consulting fees of $35,850, expenses paid by related parties of $8,290 and unrealized gain on marketable securities and accrued interest income of $3,531 and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $900, an increased in advance to suppliers of $864,471, an increase in advance from customers of $715,600, a decrease in accounts payable of $8,800, and an increase in other payable of $9,684. For the six months period ended October 31, 2013, net cash flows used in operating activities was $45,183 consisting of a net loss of $45,373 and a decrease in prepaid expenses of $1 and an increase in accounts payable of $189.

Cash Flow Used in Investing Activities.

Net cash flow used in investing activities consisted of purchase of marketable securities of $350,000 for the six months ended October 31, 2014. We did not have any cash flow used in investing activities during the three months ended October 31, 2013.

Cash Flow from Financing Activities.

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six months ended October 31, 2014, we had proceeds from issuance of common stock of $10,150, received proceeds from related parties of $60 and made repayment to related parties of $44,676. For the six months period ended October 31, 2013, we had proceeds from issuance of common stock of $1,479,900 and payments of common stock offering costs of $31,104. We also received advances from shareholders of $58,437.

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

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.

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

Material Commitments.

As of October 31, 2014, we had no material commitments.

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

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended April 40, 2014, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles considering our nominal operations, short operating history and relatively small size.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.      EXHIBITS.

Exhibit	Document
Number
31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report.
+ In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joymain International Development Group Inc.

Dated: December 15, 2014	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer, Secretary and
Director

Dated: December 15, 2014	By: /s/ Chengjie He
Chengjie He
Chief Financial Officer and Treasurer
(Principal Accounting Officer)