Form 10-Q
period 2015-01-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2015-03-16
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
As of March 13, 2015, there were 1,120,343,373 shares of common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$733,842	$1,301,748
Prepaid expenses	10,000	900
Advance to suppliers	129,169	-
Marketable securities	352,775	-

TOTAL CURRENT ASSETS	1,225,786	1,302,648

PROPERTY AND EQUIPMENT - Net	1,655	1,955

TOTAL ASSETS	$1,227,441	$1,304,603

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,700	$12,688
Due to related parties	3,529	39,855
Advance from customers	68,056	-
Other payables	15,604	-

TOTAL CURRENT LIABILITIES	93,889	52,543

STOCKHOLDERS' EQUITY:
Common stock,1,500,000,000 shares authorized, par value $0.001, 1,120,343,373 and 953,830,000 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively	1,120,343	953,830

Additional Paid-in Capital	14,436,858	1,403,251

Accumulated Deficit	(14,423,649)	(1,105,021)

TOTAL STOCKHOLDERS' EQUITY	1,133,552	1,252,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,227,441	$1,304,603

See accompanying notes to unaudited condensed consolidated financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
REVENUES	$1,373,884	$-	$1,373,884	$-

COST OF REVENUES	1,248,715	-	1,248,715	-

GROSS PROFIT	125,169	-	125,169	-

OPERATING EXPENSES

General and administrative	104,099	37,007	331,157	82,380

Business development expenses	13,118,270	-	13,118,270	-

Total Operating Expenses	13,222,369	37,007	13,449,427	82,380

LOSS FROM OPERATIONS	(13,097,200)	(37,007)	(13,324,258)	(82,380)

OTHER INCOME

Interest income	263	-	1,234	-

Other income	62	-	4,396	-

Total Other Income	325	-	5,630	-

LOSS BEFORE PROVISION FOR
INCOME TAXES	(13,096,875)	(37,007)	(13,318,628)	(82,380)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(13,096,875)	$(37,007)	$(13,318,628)	$(82,380)

BASIC AND DILUTED:
Loss per common share	$(0.01)	a	$(0.01)	a

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES	959,929,747	953,830,000	956,709,282	943,106,087

a= Less than ($0.01) per share

See accompanying notes to unaudited condensed consolidated financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

	For the Nine Months Ended
	January 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(13,318,628)	$(82,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	300	-
Stock issued for consulting fees	71,700	-
Stock issued for business development expenses	13,118,270	-
Expenses paid directly by related parties	8,290	-
Unrealized gain on marketable securities, net of investment management fees	(2,775)	-
Changes in operating assets and liabilities
Prepaid expenses	(9,100)	(3,055)
Advance to suppliers	(129,169)	-
Accounts payable	(5,988)	(459)
Advance from customers	68,056	-
Other payables	15,604	-
NET CASH USED IN OPERATING ACTIVITIES	(183,440)	(85,894)

INVESTING ACTIVITIES:
Purchase of marketable securities	(350,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(350,000)	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,150	1,479,900
Payments of common stock offering costs	-	(31,104)
Repayments to related parties	(44,676)	(14,040)
Proceeds from related parties	60	58,450
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,466)	1,493,206

Net (Decrease) Increase in Cash	(567,906)	1,407,312
Cash, Beginning of Period	1,301,748	-

CASH, END OF PERIOD	$733,842	$1,407,312

SUPPLEMENTL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
(FORMERLY KNOWN AS ADVENTO, INC.)
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2015

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS.

Joymain International Development Group Inc. (f/k/a Advento, Inc.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010 under the name Advento, Inc. The Company develops, sources, markets and distributes healthcare related consumer products in the global market.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles (the “GAAP”) have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended April 30, 2014.

The Company’s unaudited condensed consolidated financial statements included the financial statements of its wholly-owned subsidiaries, Dao Sheng and Joymain International Intellectual Property Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended January 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year and are presented in US dollars.

The condensed consolidated balance sheet as of April 30, 2014 contained herein has been derived from the audited consolidated financial statements, but do not include all disclosures required by GAAP.

Going Concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and an accumulated deficit of $14,423,649 as of January 31, 2015. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and either loans from its major stockholder and or the sale of common stock.

The Company expect to depend on outside capital for its future business developments. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The Company has a registration statement on Form S-1, effective on August 1, 2014, pursuant to which the Company plans to raise up to $12 million in equity. The registration statement expired on November 28, 2014 and the Company raised $10,150 in the offering.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of January 31, 2015 and April 30, 2014:

	January 31, 2015					April 30, 2014
	Level 1		Level 2	Level 3	Total	Level 1		Level 2	Level 3	Total

Marketable securities	$352,775	$	— $	—	$352,775	$—	$	— $	—	$—
Total assets at fair value	$352,775	$	— $	—	$352,775	$—	$	— $	—	$—

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

Revenue Recognition

The Company recognizes revenue from product sales to its customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) the Company has no continuing obligations to the customer; and (4) collection of the related accounts receivable is reasonably assured.

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

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the nine months ended January 31, 2015, the Company’s subsidiaries have minimal assets or liabilities and they did not have business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash for the three and nine months ended January 31, 2015.

Reclassification.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In third quarter of fiscal 2015, the Company concluded that it was appropriate to classify its unrealized dividend income as unrealized gain on marketable securities. Previously, such income had been classified as interest income. Accordingly, the Company had revised the classification to report these unrealized income under other income caption. This change in classification does not materially affect previously reported total other income in the Consolidated Statement of Operations for any period.

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

NOTE 3. MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities recorded in the Company’s Condensed Consolidated Balance Sheets:

	January 31, 2015	April 30, 2014
Certificate of deposits	$100,341	$—
Mutual funds	252,434	—
Total	$352,775	$—

NOTE 4. PREPAID ASSETS.

At January 31, 2015, prepaid assets consisted of prepaid legal fees of $10,000. At April 30, 2014, prepaid assets consisted of prepaid rent of $900.

NOTE 5. ADVANCE TO SUPPLIERS AND ADVANCE FROM CUSTOMERS

The Company makes advance payments to suppliers for goods ordered but yet to be delivered, and receives advance payments from customers for goods ordered but yet to be received by the customer. Advanced payments to suppliers and advanced payments from customers were $129,169 and $68,056 as of January 31, 2015, respectively. The Company did not have any advanced payments to suppliers and advanced payments from customers at April 30, 2014.

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

NOTE 6. OTHER PAYABLES

At January 31, 2015 and April 30, 2014, other payables consisted of salary and related accrued expenses of $15,604 and $0.

NOTE 7. COMMON STOCK.

The Company has authorized 1,500,000,000 shares of common stock, par value $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750. On July 30, 2014, the Company issued a total of 2,390,000 shares of common stock to a consultant. The shares were valued at $0.03 per share, the fair market value on the date of issuance. During the nine months ended January 31, 2015, the Company recorded stock-based compensation of $71,700.

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

In January, 2015, the Company issued a total of 163,978,373 shares of common stock to its 34 distribution and development partners. The shares were valued at $0.08 per share, the fair market value on the date of issuance. During the three and nine months ended January 31, 2015, the Company recorded stock-based business development expenses of $13,118,270.

NOTE 8. INCOME TAXES.

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of January 31, 2015, the Company had net operating loss carry forwards of $13,531,000 that may be available to reduce future years’ taxable income through 2034.

NOTE 9. RELATED PARTY TRANSACTIONS.

For the three and nine months ended January 31, 2015, the Company’s majority shareholder advanced the Company $0 and $60, respectively, for general expenses and the Company made repayments of shareholder’s advances in the amount of $0, and $44,676, respectively. In addition, the Company’s majority shareholder paid the payroll expense and other general expenses with the total amount $0 and $8,290, respectively on behalf of the Company for the three and nine months ended January 31, 2015. The advances are non-interest bearing, due upon demand and unsecured. At January 31, 2015 and April 30, 2014, the Company’s advances from a shareholder amounted to $3,529 and $39,855, respectively.

NOTE 10. SUBSEQUENT EVENTS.

On February 11, 2015, the Company filed a registration statement on Form S-1 (the “Form S-1”) related to the resale of up to 51,720,000 shares of the Company’s common stock (the “Common Stock”) including 49,330,000 shares of Common Stock issued at a price of $0.03 per share for a total gross cash proceeds of $1,479,900 in a private placement transaction closed on July 19, 2013 and 2,390,000 shares of Common Stock issued pursuant to a consulting agreement date May 10, 2014 between the Company and LP Funding LLC. The selling stockholders may sell common stock from time to time in the principal market on which the stock is traded at the prevailing market price, at prices related to such prevailing market price, in negotiated transactions or a combination of such methods of sale. We will not receive any proceeds from the sales by the selling stockholders. The Form S-1 is currently under SEC review and has not been declared effective yet.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2015 and 2014 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended April 30, 2014 and 2013 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

On May 10, 2014, we entered into a consulting agreement with LP Funding LLC (“LP”), pursuant to which LP agrees to render certain corporate advisory services to us including but not limited to advise us on our business plan and engagement of the financial markets, and conducts due diligence on us including discussions with our management and third party professionals, review of our data and a site visit, and in return, we agree to pay LP an annual fee of $72,000 and issue a total number of 2,390,000 shares of common stock.

We have started generated revenue in the three months ended January 31, 2015. However, we still continue to incur substantial operating loss. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, to locate and complete a merger with another company, and ultimately, to achieve profitable operations.

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

Self-underwritten public offering

On July 18, 2014, we filed a registration statement on Form S-1 pursuant to which we sold 145,000 shares of our Common at a fixed price of $0.07 per share (the “Offering”). The Offering was conducted on a self-underwritten, best efforts basis whereby our management and/or controlling shareholders sold 145,000 shares pursuant to the registration statement directly to the public, with no commission or other remuneration payable to them for any shares they may sell. The Form S-1 went effective on August 1, 2014 and expired on November 28, 2014.

Results of Operations.

We have just started generating revenue recently and incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities in funding our planned business, although no such sales can be guaranteed to occur on terms favorable to us, if at all.

Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014.

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Our net loss for the three months ended January 31, 2015 was $13,096,875 compared to a net loss of $37,007 for the three months ended January 31, 2014.

Revenue. During the three months ended January 31, 2015, we generated $1,373,884 revenue through sale of the Yolexury products to our sole customer in Hong Kong. We did not generate any revenue for the three months ended January 31, 2014.

Gross Profit. Gross profit amounted to $125,169 for the three months ended January 31, 2015 as compared to $0 for the three months ended January 31, 2014.

Professional Fees. During the three months ended January 31, 2015, we incurred $70,762 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the Securities and Exchange Commission (“SEC”). During the three months ended January 31, 2014, we incurred $16,453 of professional fees consisting of auditing, accounting, legal and filing fees associated with our company’s name change, stock split, and filings with the SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $33,337 for the three months ended January 31, 2015, as compared to $20,554 for the three months ended January 31, 2014, an increase of $12,783 or approximately 62.2% . Other general and administrative expenses for the three months ended January 31, 2015 and 2014 consisted of the following:

	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2014
Travel and entertainment	$3,538	$5,291
Payroll and related benefits	27,637	15,000
Others	2,162	263
Total	$33,337	$20,554

•	Travel and entertainment expense for the three months ended January 31, 2015 decreased by $1,753, or 33.1%, as compared to the three months ended January 31, 2014. The decrease was primarily because we had less corporate travel activities during the three months ended January 31, 2015.

•	Payroll and related benefits for the three months ended January 31, 2015 increased by $12,637, or 84.2%, as compared to the three months ended January 31, 2014. In order to support our business development activities, we incurred payroll expenses for two employees in the U.S. and three executive officers during the three months ended January 31, 2015. We only had one employee in the U.S. and one executive officer during the three months ended January 31, 2014.

•	Other general and administrative expenses for the three months ended January 31, 2015 increased by $1,899, or 722.1% as compared to the three months ended January, 31, 2014, which reflected the increased business activities.

Business Development Expenses. During the three months ended January 31, 2015, we issued a total of 163,978,373 shares of common stock to our 34 distribution and development partners. The shares were valued at $0.08 per share and we recorded stock-based business development expenses of $13,118,270. For the three months ended January 31, 2014, we did not have business development expenses.

Other Income. Other income totaled $325 for the three months ended January 31, 2015 primarily consisted of interest income of $263 and unrealized gain on marketable securities of $62. For the three months ended January 31, 2014, we did not have other income.

Nine Months Ended January 31, 2015 Compared to the Nine Months Ended January 31, 2014.

Our net loss for the nine months ended January 31, 2015 was $13,318,628 compared to a net loss of $82,380 for the nine months ended January 31, 2014.

Revenue. During the nine months ended January 31, 2015, we generated $1,373,884 revenue through sale of the Yolexury products to our sole customer in Hong Kong. We did not generate any revenue for the nine months ended January 31, 2014.

Gross Profit. Gross profit amounted to $125,169 for the nine months ended January 31, 2015 as compared to $0 for the nine months ended January 31, 2014.

Professional Fees. During the nine months ended January 31, 2015, we incurred $227,736 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the SEC. During the nine months ended January 31, 2014, we incurred $58,502 of professional fees consisting of auditing, accounting, legal and filing fees associated with our company’s name change, stock split, and filings with the SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $103,421 for the nine months ended January 31, 2015, as compared to $23,878 for the nine months ended January 31, 2014, an increase of $79,543 or approximately 333.1% . Other general and administrative expenses for the nine months ended January 31, 2015 and 2014 consisted of the following:

	Nine Months Ended	Nine Months Ended
	January 31, 2015	January 31, 2014
Travel and entertainment	$12,840	$7,904
Payroll and related benefits	82,886	15,000
Others	7,695	974
Total	$103,421	$23,878

•	Travel and entertainment expense for the nine months ended January 31, 2015 increased by $4,936, or 62.4%, as compared to the nine months ended January 31, 2014. The increase was primarily attributable to the increased spending in our travels as a result of us actively searching and on-site communicating and discussing with potential product suppliers and acquisition targets in order to develop our business.

•	Payroll and related benefits for the nine months ended January 31, 2015 increased by $67,886, or 452.6%, as compared to the nine months ended January 31, 2014. In order to support our business development activities, we incurred payroll expenses for two employees in the U.S. and three officers during the nine months ended January 31, 2015. We only had one employee in the U.S. and one officer during the nine months ended January 31, 2014.

•	Other general and administrative expenses for the nine months ended January 31, 2015 increased by $6,721, or 690.0% as compared to the nine months ended January 31, 2014, which reflected the increased business activities.

Business Development Expenses. During the nine months ended January 31, 2015, we issued a total of 163,978,373 shares of common stock to our 34 distribution and development partners. The shares were valued at $0.08 per share and we recorded stock-based business development expenses of $13,118,270. For the nine months ended January 31, 2014, we did not have business development expenses.

Other Income. Other income totaled $5,630 for the nine months ended January 31, 2015 primarily consisted of interest income of $1,234 and unrealized gain on marketable securities of $4,396. For the nine months ended January 31, 2014, we did not have other income.

Liquidity and Capital Resources.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Nine Months Ended
	January 31,

	2015	2014
Net cash (used in) operating activities	(183,440)	(85,894)
Net cash (used in) investing activities	(350,000)	-
Net cash (used in) provided by financing activities	(34,466)	1,493,206

As of January 31, 2015, our current assets were $1,225,786, compared to $1,302,648 in current assets as of April 30, 2014. Current assets were comprised of $733,842 in cash, $10,000 in prepaid expenses, $129,169 in advance to suppliers and $352,775 in marketable securities which consist of certificates of deposits and mutual funds. As of January 31, 2015, our current liabilities were $93,889 as compared to $52,543 at April 30, 2014. Current liabilities at January 31, 2015 were comprised of $3,529 in due to related parties, $6,700 in accounts payable, $68,056 in advance from customers and $15,604 in other payables.

Stockholders’ equity was $1,133,552 as of January 31, 2015 compared to $1,252,060 as of April 30, 2014.

Cash Flow from Operating Activities.

We have not generated positive cash flows from operating activities. During the nine months ended January 31, 2015, net cash flow used in operating activities was $183,440 primarily reflected a net loss of $13,318,628, and the add-back of non-cash items of depreciation and amortization of $300, stock issued for consulting fees of $71,700, stock issued for business development expenses of $13,118,270, expenses paid by related parties of $8,290 and unrealized gain on marketable securities, net of investment management fees, of $2,775 and changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $9,100, an increase in advance to suppliers of $129,169, a decrease in accounts payable of $5,988, and an increase in advance from customers of $68,056, an increase in other payables of $15,604. For the nine months period ended January 31, 2014, net cash flows used in operating activities was $85,894 consisting of a net loss of $82,380 and an increase in prepaid expenses of $3,055 and a decrease in accounts payable of $459.

Cash Flow Used in Investing Activities.

Net cash flow used in investing activities consisted of purchase of marketable securities of $350,000 for the nine months ended January 31, 2015. We did not have any cash flow used in investing activities during the nine months ended January 31, 2014.

Cash Flow from Financing Activities.

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine months ended January 31, 2015, we had proceeds from issuance of common stock of $10,150, received proceeds from related parties of $60 and made repayment to related parties of $44,676. For the nine months period ended January 31, 2014, we had proceeds from issuance of common stock of $1,479,900 and payments of common stock offering costs of $31,104. We also received advances from an shareholder of $58,450 and made repayments to an shareholder of $14,040.

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

Material Commitments.

As of January 31, 2015, we had no material commitments.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Joymain International Development Group Inc.

Dated: March 16, 2015	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer, Secretary and
Director

Dated: March 16, 2015	By: /s/ Chengjie He
Chengjie He
Chief Financial Officer and Treasurer
(Principal Accounting Officer)