Form 10-K
period 2015-04-30
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2015-08-13
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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
or organization

2451 NW 109 Avenue, Suit 9, Miami, FL 33712
Tel: 1-786-232-3083
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2014 was Nil based on a Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of August 12, 2015, the registrant had 1,120,343,373 shares of common stock issued and outstanding.

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

Our Business Plan and Current Status.

We plan to develop, source, market and distribute healthcare related consumer products in the global market and when practicable, acquire an existing company or business in the production or distribution of health consumer goods in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development and distribution of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings through expending our current product market.

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

In May 2014, we acquired a HK trading company, Dao Sheng Trading Limited (“Dao Sheng”) for HK$10,000. Dao Sheng was incorporated in December 2013 and had no assets or liabilities at the time of the acquisition. We also set up Joymain International Intellectual Property Limited in Hong Kong in May 2014. We consider Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection.

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

During the year ended April 30, 2015, we generated $1,506,516 revenue through sale of the Yolexury products to our sole customer in Hong Kong. Fiscal year 2015 was the first year that we started selling Yolexury products and we are currently in the process of developing other customers and products. However, we still continue to incur substantial operating loss. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, to locate and complete a merger with another company, and ultimately, to achieve profitable operations.

We anticipate that the process of developing healthcare related consumer products and the selection of a business acquisition will be complex and extremely risky. Because of the worldwide stringent economic conditions, rapid technological advances being made in some industries and general shortages of available capital in the market, our management believes that there are numerous firms seeking even the limited additional capital currently available in the market which we would like to have and consider the benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. If we are unable to overcome the difficulties of obtaining additional financing and capital from the market, it may be extremely difficult for us to secure business acquisitions that could fuel the organic growth of our business.

Self-underwritten public offering

On July 18, 2014, we filed a registration statement on Form S-1 pursuant to which we sold 145,000 shares of our Common Stock at a fixed price of $0.07 per share (the “Offering”). The Offering was conducted on a self-underwritten, best efforts basis whereby our management and/or controlling shareholders sold 145,000 shares pursuant to the registration statement directly to the public, with no commission or other remuneration payable to them for any shares they may sell. The Form S-1 went effective on August 1, 2014 and expired on November 28, 2014 (the “Public Offering S-1”).

Resale registration statement on Form S-1

On February 11, 2015, we filed a registration statement on Form S-1 File No. 333-202010 (the “Resale S-1”) relates to the resale of up to 51,720,000 shares of our Common Stock including 49,330,000 shares issued at a price of $0.03 per share for a total gross cash proceeds of $1,479,900 in a private placement transaction closed on July 19, 2014 and 2,390,900 shares issued to LP (sometimes also referred as “Consultant” in this report), and this registration statement went effective on April 24, 2015.

Temporary suspension of trading and Internal Investigation

On June 15, 2015, trading in our Common Stock was temporarily suspended by the Securities and Exchange Commission ( the “Commission”) due to recent unexplained market activity. As a result, trading in our Common Stock was suspended for the period from 9:30 am EDT on June 15, 2015, through 11:50 pm EDT on June 26, 2015.

On June 16, 2015, our Board of Directors engaged Hunter Taubman Fischer LLC to commence an internal investigation (the “Internal Investigation”) with regard to the recent rise in the trading price of our common stock and market activity during a period from April 1, 2015 to June 16, 2015 (the “Period in Question”). The Internal Investigation was completed on August 11, 2015.

Some observations reported to our Board of Directors are as follows:

•	As of August 11, 2015, we have 156,561,019 shares of free trading Common Stock and 963,782,354 shares of restricted Common Stock, totaling 1,120,343,373 shares of issued and outstanding Common Stock.

•
During the Period in Question, the number of shares of free trading Common Stock increased from 154,654,000 as of April 1, 2015 to 156,296,688 shares as of June 15, 2015, representing an increase of 1,651,688 shares, as reflected in the shareholder lists booked by our transfer agent. During the Period in Question, the Consultant sold an aggregate amount of 1,734,279 shares pursuant to the Resale S-1, as reported by its broker. Although we note there is a slight difference between the increased amount of the free trading shares (1,651,688) and the amount of the shares of Common Stock sold by the Consultant (1,734,279) during the Period in Question, it seem to be reasonable for us to reach a conclusion that shares sold by the Consultant were or constituted large part to the shares which were available for resale during the Period in Question.

•
We issued a press release on June 13, 2015, stating that we have not “participated in any way or any form of promotion of our shares; nor do we have knowledge of any promotion that may have occurred; and there has been no undisclosed development of our business.” The Internal Investigation has not found or identified any evidence tending to show that our statement made in the press release dated June 13, 2015, was inaccurate, incomplete, or misleading in any manner.

•
As of the date of the completion of the Internal Investigation, none of our officers, directors or majority shareholders (or members of their families residing in same home) has purchased, sold, transferred, or made any contract, arrangement, understanding or relationship with any other person(s) with respect to any of our securities.

•
Mr. Xijian Zhou, our majority and controlling shareholder, who holds 750,000,000 shares of Common Stock (66.9% of issued and outstanding as the date of August 11, 2015), is a business man in China with a great deal of notoriety and has a significant number of followers and supporters in China. The Internal Investigation notes that our management believes that demands exist for our Common Stock solely because Mr. Zhou is the controlling shareholder of the Company. Although there is a no conclusion as to whether the shares were purchased based on the confidence in Mr. Zhou by outsiders, the Internal Investigation also notes its observation of continuous interest and active trading in the Company’s Common Stock after the conclusion of the Suspension, despite the fact that (i) we operate at a loss as a going concern and (ii) OTC Markets has discontinued the display of quotes of our Common Stock as a result of the Suspension.

Our Board of Directors and management are currently discussing and exploring possible measures to improve our share structure and tradability of our restricted common stock which may include but not limit to potential reverse split of shares of Common Stock, assisting shareholders with depositing their restricted Common Stock, and acquiring existing company or business when practicable.

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

Our principal executive office is located at 2451 NW 109 Avenue, Suite 9, Miami, FL 33712. Our telephone number is 1-786-232-3083. We pay a monthly lease of $450 for the use of the office and the lease can be terminated with a 30 days advance notice. We do not own any real estate or other properties.

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

Market Information

Our common stock was previously quoted on the OTC Bulletin Board under the symbol “JIDG” until June 14, 2015. On June 15, 2015, trading in our Common Stock was temporarily suspended by the Commission due to recent unexplained market activity. As a result, trading in our Common Stock was suspended for the period from 9:30 am EDT on June 15, 2015, through 11:50 pm EDT on June 26, 2015. As a result of the suspension, OTC Markets has discontinued the display of quotes of our common stock. We plan to file Form 211 with the Financial Industry Regulatory Authority (FINRA) to resume quotations for our common stock on the OTC Markets via a market maker. However, we cannot guarantee whether and when we will successfully resume quotation of our common stock on the OTC Markets. .

	High	Low
Fiscal 2014
May 1, 2013 through July 31, 2013	$-	$-
August 1, 2013 through October 31, 2013	$-	$-
November 1, 2013 through January 31, 2014	$-	$-
February 1, 2014 through April 30, 2014	$-	$-

Fiscal 2015
May 1, 2014 through July 31, 2014	$-	$-
August 1, 2014 through October 31, 2014	$-	$-
November 1, 2014 through January 31, 2015	$0.08	$0.08
February 1, 2015 through April 30, 2015	$4.50	$0.08

There is a limited public market for our common shares. Our common shares are traded on the OTC Bulletin Board under the symbol “JIDG” but OTC Markets has discontinued the quotes of our common shares. Trading in stocks on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Number of Holders

As of August 12, 2015, the 1,120,343,373 issued and outstanding shares of common stock were held by a total of 897 shareholders record. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy which cannot be guaranteed.

Our registered transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, 33760, Telephone (727) 289-0010.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2015 and 2014. We have not paid dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

We do not intend to issue any cash dividends in the future. We intend to retain earnings, if any, to finance the development expansion of our business.

However, it is possible that our management may decide to declare a stock dividend in the future. Our future dividend policy subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the years ended April 30, 2015 and 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during year ended April 30, 2015.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not any outstanding stock options.

Purchase of our Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes a comparison of the year ended April 30, 2015 to the comparable period of 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the State of Nevada on August 4, 2010 under the name Advento, Inc with an original plan to market and distribute an assortment of residential and commercial shower cabinets produced by Hanzhou Yongsheng Holdings Co., Ltd in the European and North American markets. On March 12, 2013, Mr. Xijian Zhou acquired a total of 750,000,000 shares of our common stock from Mr. Liangwei Wang, a former major shareholder of us, for a total consideration of $306,680, representing 82.92% of our issued and outstanding shares as of March 12, 2013 (the “Transfer”). As of the date of this report, Mr. Xijian Zhou holds 66.9% of our issued and outstanding shares. In connection with the change of control, we changed our business operation plan to develop, source, market and distribute healthcare related consumer products in the global market and possibly acquire an existing target company or business in the related field which operates in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings.

Recent Events

Business updates

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

We have started generating revenue in the fiscal year 2015. However, we still continue to incur substantial operating loss. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, to locate and complete a merger with another company, and ultimately, to achieve profitable operations.

Self-underwritten public offering

On July 18, 2014, we filed Public Offering S-1 pursuant to which we sold 145,000 shares of our Common at a fixed price of $0.07 per share. The Offering was conducted on a self-underwritten, best efforts basis whereby our management and/or controlling shareholders sold 145,000 shares pursuant to the registration statement directly to the public, with no commission or other remuneration payable to them for any shares they may sell. The Public Offering S-1 went effective on August 1, 2014 and expired on November 28, 2014.

Resale S-1

On February 11, 2015, we filed the Resale S-1 relates to the resale of up to 51,720,000 shares of our Common Stock including (i) 49,330,000 shares issued in a private placement at a price of $0.03 per share for a total gross cash proceeds of $1,479,900; and (ii) 2,390,900 shares issued to the Consultant. The Resale S-1 went effective on April 24, 2015.

Temporary suspension of trading and Internal Investigation

On June 15, 2015, trading in our Common Stock was temporarily suspended by the Commission due to recent unexplained market activity. As a result, trading in our Common Stock was suspended for the period from 9:30 am EDT on June 15, 2015, through 11:50 pm EDT on June 26, 2015.

On June 16, 2015, our Board of Directors engaged Hunter Taubman Fischer LLC to commence the Internal Investigation with regard to the recent rise in the trading price of our common stock and market activity during the Period in Question (from April 1, 2015 to June 16, 2015). The Internal Investigation was completed on August 11, 2015.

Some observations reported to our Board of Directors are as follows:

•	As of August 11, 2015, we have 156,561,019 shares of free trading Common Stock and 963,782,354 shares of restricted Common Stock, totaling 1,120,343,373 shares of issued and outstanding Common Stock.

•
During the Period in Question, the number of shares of free trading Common Stock increased from 154,654,000 as of April 1, 2015 to 156,296,688 shares as of June 15, 2015, representing an increase of 1,651,688 shares, as reflected in the shareholder lists booked by our transfer agent. During the Period in Question, the Consultant sold an aggregate amount of 1,734,279 shares pursuant to the Resale S-1, as reported by its broker. Although we note there is a slight difference between the increased amount of the free trading shares (1,651,688) and the amount of the shares of Common Stock sold by the Consultant (1,734,279) during the Period in Question, it seem to be reasonable for us to reach a conclusion that shares sold by the Consultant were or constituted large part to the shares which were available for resale during the Period in Question.

•
We issued a press release on June 13, 2015, stating that we have not “participated in any way or any form of promotion of our shares; nor do we have knowledge of any promotion that may have occurred; and there has been no undisclosed development of our business.” The Internal Investigation has not found or identified any evidence tending to show that our statement made in the press release dated June 13, 2015, was inaccurate, incomplete, or misleading in any manner.

•
As of the date of the completion of the Internal Investigation, none of our officers, directors or majority shareholders (or members of their families residing in same home) has purchased, sold, transferred, or made any contract, arrangement, understanding or relationship with any other person(s) with respect to any of our securities.

•
Mr. Xijian Zhou, our majority and controlling shareholder, who holds 75,000,000 shares of Common Stock (66.9% of issued and outstanding as the date of August 11, 2015), is a business man in China with a great deal of notoriety and has a significant number of followers and supporters in China. The Internal Investigation notes that our management believes that demands exist for our Common Stock solely because Mr. Zhou is the controlling shareholder of the Company. Although there is a no conclusion as to whether the shares were purchased based on the confidence in Mr. Zhou by outsiders, the Internal Investigation also notes its observation of continuous interest and active trading in the Company’s Common Stock after the conclusion of the Suspension, despite the fact that (i) we operate at a loss as agoing concern, and (ii) OTC Markets has discontinued the display of quotes of our Common Stock as a result of the Suspension.

Our Board of Directors and management are currently discussing and exploring possible measures to improve our share structure and tradability of our restricted common stock which may include but not limit to potential reverse split, assisting shareholders with depositing their restricted common stock, and acquiring existing company or business when practicable.

RESULTS OF OPERATIONS

We have just started generating revenue in the fiscal year 2015. However, as of the date of this report, we have incurred recurring losses. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities in funding our planned business, although no such sales can be guaranteed to occur on terms favorable to us, if at all. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations – Year Ended April 30, 2015 as Compared to Year Ended April 30, 2014

	Years ended 31April 30,		Increase/	%
	2015	2014	(decrease)	change
Revenues	$1,505,516	$-	$1,505,516	N/A
Cost of revenues	1,377,855	-	1,377,855	N/A
Gross Profit	128,661	-	128,661	N/A
Operating Expenses
General and administrative expenses	418,221	167,465	250,756	150
Business development expenses	13,118,270	-	13,118,270	N/A
Other Income	13,896	1,806	12,090	669
Provision for income taxes	-	-	-	N/A
Net loss	$(13,393,934)	(165,659)	(13,228,275)	7,985

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Revenues. During the year ended April 30, 2015, we generated $1,506,516 revenue through sale of the Yolexury products to our sole customer in Hong Kong. Fiscal year 2015 was the first year we started selling Yolexury products and we are currently in the process of developing other customers and products. We did not generate any revenues for the year ended April 30, 2014.

Gross Profit. Gross profit amounted to $128,661 for the year ended April 30, 2015. We did not incur any revenue for the year ended April 30, 2014.

Net Loss. Our net loss for the fiscal year ended April 30, 2015 was $13,393,934 compared to a net loss of $165,659 for the year ended April 30, 2014. The increase in net loss was due to the approximately $13.1 million business development expenses incurred as a result of the 163,978,373 shares issued to our thirty four (34) distribution and development partners.

Professional Fees. During the year ended April 30, 2015, we incurred $286,553 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the Securities and Exchange Commission (“SEC”). During the year ended April 30, 2014, our company incurred $113,437 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with our company’s name change, stock split, and filing of period reports with SEC. The increase of $173,116 or approximately 152.6% was primarily because of fees incurred for hiring a consultant and expenses related to the filing of two registration statements in fiscal year 2015.

Other General and Administrative Expenses. Other general and administrative expenses totaled $131,668 for the year ended April 30, 2015, as compared to $54,028 for the year ended April 30, 2014, an increase of $77,640 or approximately 143.7% . Other general and administrative expenses for the years ended April 30, 2015 and 2014 consisted of the following:

	Year Ended	Year Ended
	April 30, 2015	April 30, 2014
Travel and entertainment	$12,840	$17,439
Payroll and related benefits	108,170	33,405
Others	10,658	3,184
Total	$131,668	$54,028

Travel and entertainment expense for the year ended April 30, 2015 decreased by $4,599, or 26.4%, as compared to the year ended April 30, 2014. The decrease was primarily attributable to the decreased spending in our travel as we did not have many activities in connection with on-site communicating and discussing with potential product suppliers and acquiring potential business targets in the last two quarters of fiscal 2015.

Payroll and related benefits for the year ended April 30, 2015 increased by $74,765, or 223.8%, as compared to the year ended April 30, 2014. In order to support our business development activities, we hired one employee and two officers during the year ended April 30, 2015. We only had one employee in the U.S. and one officer during the year ended April 30, 2014.

Other general and administrative expenses for the year ended April 30, 2015 increased by $7,474, or 234.7% as compared to the year ended April, 30, 2014. The increase was caused by the increased business activities.

Business Development Expenses. In January 2015, we issued a total of 163,978,373 shares of common stock to our thirty four (34) distribution and development partners. The shares were valued at $0.08 per share and we recorded stock-based business development expenses of $13,118,270. For the year ended April 30, 2014, we did not have business development expenses.

Other Income. Other income totaled $13,896 for the year ended April 30, 2015 primarily consisted of interest income of $1,532 and unrealized gain on marketable securities of $12,364. For the year ended April 30, 2014, we had interest income of $1,806.

Liquidity and Capital Resources

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For Years Ended
	April 30,
	2015	2014
Net cash (used in) operating activities	$(38,443)	$(157,738)
Net cash (used in) investing activities	$(350,000)	$(2,052)
Net cash (used in) provided by financing activities	$(34,466)	$1,461,538

Our cash and cash equivalents is our principal source of liquidity. At April 30, 2015, our current assets were $2,531,726, compared to $1,302,648 in current assets as of April 30, 2014. Current assets were comprised of $878,839 in cash, $1,293,030 in advance to suppliers and $359,857 in marketable securities which consist of certificates of deposits and mutual funds. As of April 30, 2015, our current liabilities were $1,475,035 as compared to $52,543 at April 30, 2014. Current liabilities at April 30, 2015 were comprised of $3,529 in due to related parties, $24,726 in accounts payable, $1,423,031 in advance from customers and $23,749 in other payables.

Stockholders’ equity was $1,058,246 as of April 30, 2015 compared to $1,252,060 as of April 30, 2014.

We intend to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock. We expect to depend on outside capital for its future business developments. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue our business operations.

Cash Flows Used In Operating Activities

We have not generated positive cash flows from operating activities. For the year ended April 30, 2015, net cash flow used in operating activities was $38,443 primarily reflecting a net loss of $13,393,934, and the add-back of non-cash items of depreciation and amortization of $400, stock compensation to a consultant of $71,700, stock issued for business development expenses of $13,118,270, expenses paid by related parties of $8,290 and unrealized gain on marketable securities, net of investment management fees of $9,857, and changes in operating assets and liabilities primarily consisting of an increase in advance to suppliers of $1,293,030, an increase in accounts payable of $12,038, an increase in advance from customers of $1,423,031, and an increase in other payables of $23,749. For the fiscal year ended April 30, 2014, net cash flows used in operating activities was $157,738, consisting of a net loss of $165,659, the add-back of non-cash item of deprecation of $97, an increase in accounts payable of $6,779, and a decrease in prepaid expenses of $1,045.

Cash Flows Used In Investing Activities

We purchased marketable securities of $350,000 for the year ended April 30, 2015. Net cash flow used in investing activities reflects the purchase of property and equipment of $2,052 for the year ended April 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity. For the year ended April 30, 2015, we had proceeds from issuance of common stock of $10,150, received advances from related parties of $60 and made repayment to related parties of $44,676. For the year ended April 30, 2014, net cash provided by financing activities was $1,461,538 including advances from related parties of $60,782, proceeds from issuance of common stock of $1,479,900, and offset by repayments of shareholders loans of $48,040 and payments of common stock offering costs of $31,104.

We expect our capital expenditures for the next twelve months will continue to increase as we are actively developing our business and products. We believe that we will need additional outside capital investments to meet our anticipated cash requirements for the next twelve months.

As our current operation has yet to generate positive cash flow for us, we expect to depend on outside capital for its future business developments. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to us.

Critical Accounting Policies

Basis of Presentation.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s consolidated financial statements included the financial statements of its wholly-owned subsidiaries, Dao Sheng and Joymain International Intellectual Property Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,498,955 as of April 30, 2015 and further losses are anticipated in the development of its business, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

The Company expects to depend on outside capital for its future business developments. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The Company has a registration statement on Form S-1, effective on August 1, 2014, pursuant to which the Company planned to raise up to $12 million in equity. The registration statement expired on November 28, 2014 and the Company raised $10,150 in the offering.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at April 30, 2015. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of April 30, 2015 and 2014, the Company had approximately $629,000 and $1,052,000 in excess of the federally-insured limits, respectively. The Company has not experienced losses on these accounts as of the date of this report.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the useful life of property and equipment, valuation of deferred tax assets, and the value of stock-based compensation. Actual results could differ from those estimates.

Inventories

Inventories, consisting of the Company’s Yoluxey products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company works with its vendor and customer to arrange the drop shipments for its inventories and the inventories are shipped directly to the ports designated by the Company’s customer from the manufacture factory without going through the Company’s warehouse to conserve shipping costs. As of April 30, 2015 and 2014, the Company did not have inventories on hand and there is no reserve for obsolete or slow-moving inventories necessary.

Advance to Suppliers

The Company periodically makes advances to vendors for purchases of products for resale, and records these purchases as advance to suppliers.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of April 30, 2015 and 2014:

	April 30, 2015				April 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$359,857	$—	$—	$359,857	$—	$—	$—	$—
Total assets at fair value	$359,857	$—	$—	$359,857	$—	$—	$—	$—

The carrying values of prepaid expenses, advance to suppliers, accounts payables, due to related parties, advance from customer and other payables approximate their fair values due to the short maturities of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce the deferred tax assets to an amount that it is more likely than not be realized.

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue from product sales to its customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) the Company has no continuing obligations to the customer; and (4) collection of the related accounts receivable is reasonably assured.

Advance from Customers

The Company requires its customer to make payments prior to the products are shipped. Any payments received prior to the products are shipped to the customer’s point of destination are recorded as advance from customers.

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the Hong Kong Dollar, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the years ended April 30, 2015 and 2014, the Company’s subsidiaries have no assets or liabilities and they did not have business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash for the year ended April 30, 2015.

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company did not have comprehensive loss for fiscal years 2015 and 2014.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. We place our cash with high credit quality financial institutions in the United States. The Company has not experienced any losses in such accounts through April 30, 2015

All of the Company’s sales are to one customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, the Company believes that the concentration of credit risk with respect to sales is limited due to the requirements for the customer to make payments prior to shipments. The Company also perform ongoing credit evaluations of its customer to help further reduce potential credit risk. However, if the Company is not able to increase the number of customers and loses its sole customer, there will be significant risks for the Company to continue to generate revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. The standard will be effective for the Company in its fiscal year 2018 first quarter. The standard allows for adoption under either "full retrospective" in which prior periods presented are recast under the new guidance or "modified retrospective" in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Material Commitments

As of April 30, 2015, we had no material commitments.

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

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 and 2014

CONTENTS

PAGE F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE F-3	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2015 AND 2014

PAGE F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

PAGE F-5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

PAGE F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

PAGES F-7 - F-13	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Joymain International Development Group Inc.

We have audited the accompanying consolidated balance sheets of Joymain International Development Group Inc. (the “Company”) as of April 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the periods ended April 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM, LLP

New York, NY
August 13, 2015

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$878,839	$1,301,748
Prepaid expenses	-	900
Advance to suppliers	1,293,030	-
Marketable securities	359,857	-

TOTAL CURRENT ASSETS	2,531,726	1,302,648

PROPERTY AND EQUIPMENT - Net	1,555	1,955

TOTAL ASSETS	$2,533,281	$1,304,603

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,726	$12,688
Due to related parties	3,529	39,855
Advance from customer	1,423,031	-
Other payables	23,749	-

TOTAL CURRENT LIABILITIES	1,475,035	52,543

STOCKHOLDERS' EQUITY:
Common stock,1,500,000,000 shares authorized, par value $0.001, 1,120,343,373 and 953,830,000 shares issued and outstanding at April 30, 2015 and 2014, respectively	1,120,343	953,830
Additional paid-in capital	14,436,858	1,403,251
Accumulated deficit	(14,498,955)	(1,105,021)

TOTAL STOCKHOLDERS' EQUITY	1,058,246	1,252,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,533,281	$1,304,603

The accompanying notes are an integral part of these consolidated financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	April 30,
	2015	2014

REVENUES	$1,506,516	$-

COST OF REVENUES	1,377,855	-

GROSS PROFIT	128,661	-

OPERATING EXPENSES
General and administrative	418,221	167,465
Business development expenses	13,118,270	-
Total Operating Expenses	13,536,491	167,465

LOSS FROM OPERATIONS	13,407,830	167,465

OTHER INCOME
Interest income	1,532	1,806
Other income	12,364	-
Total other income	13,896	1,806

LOSS BEFORE PROVISION FOR INCOME TAXES	(13,393,934)	(165,659)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(13,393,934)	$(165,659)

BASIC AND DILUTED:
Loss per common share	$(0.01)	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	996,609,101	945,720,959

a= Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2015 and 2014

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2013	904,500,000	$904,500	$3,785	$(939,362)	$(31,077)

Common shares sold at $0.03 per share	49,330,000	49,330	1,430,570	-	1,479,900

Common shares offering costs	-	-	(31,104)	-	(31,104)

Net loss	-	-	-	(165,659)	(165,659)

Balance, April 30, 2014	953,830,000	$953,830	$1,403,251	$(1,105,021)	$1,252,060

Shares issued for consulting expenses at $0.03 per share	2,390,000	2,390	69,310	-	71,700

Common shares sold at $0.07 per share	145,000	145	10,005	-	10,150

Shares issued for business development expenses at $0.08 per share	163,978,373	163,978	12,954,292		13,118,270

Net loss	-	-	-	(13,393,934)	(13,393,934)

Balance, April 30, 2015	1,120,343,373	$1,120,343	$14,436,858	$(14,498,955)	$1,058,246

The accompanying notes are an integral part of these consolidated financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Years Ended
	April 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(13,393,934)	$(165,659)
Adjustments To reconcile net loss to net cash used in operating activities
Depreciation and amortization	400	97
Stock issued for consulting fees	71,700	-
Stock issued for business development expenses	13,118,270
Expenses paid directly by related parties	8,290	-
Unrealized gain on marketable securities, net of investment management fees	(9,857)	-
Changes in operating assets and liabilities
Prepaid expenses	900	1,045
Advance to suppliers	(1,293,030)	-
Accounts payable	12,038	6,779
Advance from customers	1,423,031	-
Other payable	23,749	-
NET CASH USED IN OPERATING ACTIVITIES	(38,443)	(157,738)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,052)
Purchase of marketable securities	(350,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(350,000)	(2,052)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,150	1,479,900
Payments of common stock offering costs	-	(31,104)
Repayments to related parties	(44,676)	(48,040)
Advances received from related parties	60	60,782
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,466)	1,461,538

Net (Decrease) Increase in Cash	(422,909)	1,301,748
Cash, Beginning of Period	1,301,748	-

CASH, END OF PERIOD	$878,839	$1,301,748

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
Notes to Consolidated Financial Statements
April 30, 2015 and 2014

NOTE 1 ORGANIZATION AND BUSINESS OPERATIONS

Joymain International Development Group Inc. (f/k/a Advento, Inc.) (“the Company”,”we”, “us”, “our”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010 under the name Advento, Inc. The Company develops, sources, markets and distributes healthcare related consumer products in the global market

On March 12, 2013, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of the Company’s common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as the Company’s president, secretary, treasurer, and director of the Company; (b) Mr. Suqun Lin, was appointed as the Company’s sole director, president, secretary and treasurer. Effective March 28, 2013, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to the Company’s Articles of Incorporation to change the Company’s name from Advento, Inc. to Joymain International Development Group Inc. and to increase its authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 10, 2013 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 10, 2013, pursuant to a 300 new for one (1) old forward split, the Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares, par value of $0.001. Information regarding shares of common stock (except par value per share), discount on stock issued, and net (loss) income per common share for all periods presented reflects the three hundred-for-one forward split of the Company’s common stock.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s consolidated financial statements included the financial statements of its wholly-owned subsidiaries, Dao Sheng and Joymain International Intellectual Property Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,498,955 as of April 30, 2015 and further losses are anticipated in the development of its business, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

The Company expects to depend on outside capital for its future business developments. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The Company has a registration statement on Form S-1, effective on August 1, 2014, pursuant to which the Company planned to raise up to $12 million in equity. The registration statement expired on November 28, 2014 and the Company raised $10,150 in the offering.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at April 30, 2015. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of April 30, 2015 and 2014, the Company had approximately $629,000 and $1,052,000 in excess of the federally-insured limits, respectively. The Company has not experienced losses on these accounts as of the date of this report.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the useful life of property and equipment, valuation of deferred tax assets, and the value of stock-based compensation. Actual results could differ from those estimates.

Inventories

Inventories, consisting of the Company’s Yoluxey products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company works with its vendor and customer to arrange the drop shipments for its inventories and the inventories are shipped directly to the ports designated by the Company’s customer from the manufacture factory without going through the Company’s warehouse to conserve shipping costs. As of April 30, 2015 and 2014, the Company did not have inventories on hand and there is no reserve for obsolete or slow-moving inventories necessary.

Advance to Suppliers

The Company periodically makes advances to vendors for purchases of products for resale, and records these purchases as advance to suppliers.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of April 30, 2015 and 2014:

		April 30, 2015				April 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$359,857	$—	$—	$359,857	$—	$—	$—	$—
Total assets at fair value	$359,857	$—	$—	$359,857	$—	$—	$—	$—

The carrying values of prepaid expenses, advance to suppliers, accounts payables, due to related parties, advance from customer and other payables approximate their fair values due to the short maturities of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce the deferred tax assets to an amount that it is more likely than not be realized.

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue from product sales to its customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) the Company has no continuing obligations to the customer; and (4) collection of the related accounts receivable is reasonably assured.

Advance from Customers

The Company requires its customer to make payments prior to the products are shipped. Any payments received prior to the products are shipped to the customer’s point of destination and such advance received are recorded as advance from customers.

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the Hong Kong Dollar, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the year ended April 30, 2015 and 2014, the Company’s subsidiaries have no assets or liabilities and they did not have any business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash for the year ended April 30, 2015.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company did not have any comprehensive loss for fiscal year 2015 and 2014.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. We place our cash with high credit quality financial institutions in the United States. The Company has not experienced any losses in such accounts through April 30, 2015.

All of the Company’s sales are to one customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, the Company believes that the concentration of credit risk with respect to sales is limited due to the requirements for the customer to make payments prior to shipments. The Company also perform ongoing credit evaluations of its customer to help further reduce potential credit risk. However, if the Company is not able to increase the number of customers and loses its sole customer, there will be significant risks for the Company to continue to generate revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized. The standard will be effective for the Company in its fiscal year 2018 first quarter. The standard allows for adoption under either "full retrospective" in which prior periods presented are recast under the new guidance or "modified retrospective" in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3. MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities recorded in the Company’s Consolidated Balance Sheets:

	April 30, 2015	April 30, 2014
Certificate of deposits	$100,409	$—
Mutual funds	259,448	—
Total	$359,857	$—

NOTE 4. ADVANCE TO SUPPLIERS AND ADVANCE FROM CUSTOMERS

The Company makes advance payments to suppliers for goods ordered but yet to be delivered to our customer as it has a drop ship arrangement between its suppliers and customer. The Company receives advance payments from customers for goods ordered but yet to be shipped and/or shipped to its customers’ point of destination. Advanced payments to suppliers and advanced payments from customers were $1,293,030 and $1,423,031 as of April 30, 2015, respectively. The Company did not have any advanced payments to suppliers and advanced payments from customers at April 30, 2014.

On June 25, 2014, the Company entered into a distribution agreement with Right Fortune International Limited (“Right Fortune”) to obtain the exclusive distribution right of Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. The term of exclusivity will be automatically renewed annually if the Company meets the annual Yolexury Minimum Order Quantities (the “Minimum Order”). The annual Minimum Order for calendar year 2014 is 400,000 bottles of 750ml Yolexury, which the Company has fulfilled as of October 31, 2014. The Company works with its vendor and customer to arrange the drop shipments for its inventories and the inventories are shipped directly to the ports designated by the Company’s customer from the manufacture factory without going through the Company’s warehouse to conserve shipping costs.

NOTE 5. RELATED PARTY TRANSACTIONS

For the year ended April 30, 2015, the Company’s majority shareholder advanced the Company $60 for general expenses and the Company made repayments of shareholder’s advances in the amount of $44,676. In addition, the Company’s majority shareholder paid the payroll expense and other general expenses with the total amount $8,290 on behalf of the Company. The advances are non-interest bearing, due upon demand and unsecured. For the year ended April 30, 2014, the Company’s majority shareholder advanced the Company $60,782 for general expenses and professional fees and the Company repaid the major shareholder $48,040. The advances are non-interest bearing, due upon demand and unsecured. At April 30, 2015 and 2014, the Company’s due to related parties amounted to $3,529 and $39,855, respectively.

NOTE 6. OTHER PAYABLES

Other payables consist of accrued salary and related accrued expenses. The amounts are expected to be repaid in the form of cash. At April 30, 2015 and 2014, the Company’s other payable amounted to $23,749 and $0, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized 1,500,000,000 shares of common stock, par value $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750. On July 30, 2014, the Company issued a total of 2,390,000 shares of common stock to a consultant. The shares were valued at $0.03 per share, the fair market value on the date of issuance. During the year ended April 30, 2015, the Company recorded stock-based compensation of $71,700.

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

In September 2014, the Company sold a total of 35,000 shares of common stock at a price of $0.07 per share to two investors. The shares were sold pursuant to the Company’s registration statement on Form S-1, file number 333-197508, effective on August 1, 2014. The Company did not engage a placement agent with respect to the sale. The net proceeds received by the Company from the sale of the shares were $2,450. The Form S-1, file number 333-197508, expired on November 30, 2014.

In January, 2015, the Company issued a total of 163,978,373 shares of common stock to its 34 distribution and development partners. The shares were valued at $0.08 per share, the fair market value on the date of issuance. The Company recorded stock-based business development expenses of $13,118,270 for the year ended April 30, 2015.

On February 11, 2015, the Company filed a registration statement on Form S-1 (the “Form S-1”) related to the resale of up to 51,720,000 shares of the Company’s common stock (the “Common Stock”) including 49,330,000 shares of Common Stock issued at a price of $0.03 per share for a total gross cash proceeds of $1,479,900 in a private placement transaction closed on July 19, 2014 and 2,390,000 shares of Common Stock issued pursuant to a consulting agreement date May 10, 2014 between the Company and LP Funding LLC. The selling stockholders may sell common stock from time to time in the principal market on which the stock is traded at the prevailing market price, at prices related to such prevailing market price, in negotiated transactions or a combination of such methods of sale. We will not receive any proceeds from the sales by the selling stockholders. The Form S-1 was declared effective on April 24, 2015.

NOTE 8. INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The income tax provision (benefit) for the years ended April 30, 2015 and 2014 consists of the following:

	For the Years Ended April 30,
	2015	2014
Expected income tax expense (benefit) at the statutory rate of 34%	$(4,454,000)	$(57,000)

Tax effect of expenses (benefit) that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-

Change in valuation allowance	4,454,000	57,000
Provision for income taxes	$-	$-

The Company has a net operating loss (“NOL”) carryforward for U.S. income tax purposes aggregating approximately $13,606,000 at April 30, 2015 expiring through the year 2034, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The Company has no Hong Kong NOL for its inactive subsidiaries in Hong Kong as of April 30, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2015 and 2014 are as follows:

	For the Years Ended April 30,
	2015	2014
Deferred income tax asset:
Net operating loss carryforwards	$4,626,000	$72,000
Valuation allowance	(4,626,000)	(72,000)
Deferred income taxes	$-	$-

The increases in the valuation allowance at April 30, 2015 and 2014 from their immediate prior year-end was $4,454,000 and $57,000, respectively.

The Company has filed its U.S. tax returns through April 30, 2014.

Our subsidiaries in Hong Kong have no business activities since inception and are governed by the Income Tax Law of the Hong Kong Special Administrative Region (“HK SAR”) and local income tax laws (the HK SAR Income Tax Law”). Pursuant to the HK SAR Income Tax Law, our Hong Kong subsidiaries are subject to tax at a maximum statutory rate of 17% (inclusive of state and local income taxes) if in operations.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE 9. SUBSEQUENT EVENT

On June 15, 2015, trading in the Company’s Common Stock was temporarily suspended by the Securities and Exchange Commission (the “Commission”) due to recent unexplained market activity. As a result, trading in our Common Stock was suspended for the period from 9:30 am EDT on June 15, 2015, through 11:50 pm EDT on June 26, 2015. See “Temporary suspension of trading and internal Investigation” in Item 1 Business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Suqun Lin, our president and our principal executive officer, and Mr. Chengjie He, our principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to consolidated financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the year ended April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles considering our nominal operations, short operating history and relatively small size.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

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

The name and position of our present officers and directors are set forth below:

Name	Age	Position	Date First Elected or Appointed
Suqun Lin	34	President, Chief Executive Officer, Secretary and Director	March 12, 2013

Chengjie He	29	Chief Financial Officer and Treasure	April 1, 2014

Jian Shao	47	Chief Business Development Officer	April 1, 2014

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Suqun Lin - President, Secretary, Chief Executive Officer and  Director

Suqun Lin was appointed as our president, secretary, treasurer and director on March 12, 2013. Since September 2010, Mr. Lin has been the senior operating officer, China District, of Nanjing Joymain a company that specializes in research and development, production and marking of high-tech health care products and our majority shareholder Mr. Xijian Zhou is a consultant and involved in making business decisions of that entity. As senior operating officer, Mr. Lin is responsible for managing the operations, logistics, customer services, production and procurement departments in the People’s Republic of China. Mr. Lin first joined Naijing Joymain as an administration manager in May 2009 and managed the human resources and office administration of the company. Mr. Lin was promoted to director of the president’s office in December 2009 and further promoted to senior operating officer, China District in December 2010.

From April 2008 to April 2009, Mr. Lin was the Shenzhen branch manager of Shenzhen Yuelang Science and Technology Development Co., Ltd., wherein he managed the business development and public relation affairs in the Shenzhen area. Mr. Lin graduated from Fuzhou University with a Bachelor’s degree in Mechanical Design and Automation.

Chengjie He - Chief Financial Officer and Treasurer

Mr. He has been the Executive Assistant to CEO of Nanjing Joymainan since March 2013. As Executive Assistant to CEO, Mr. He serves as liaison to the Board of Directors and the senior management team of Nanjing Joymain and completes a board variety of administrative tasks for Nanjing Joymain. He also manages special overseas investment projects for Nanjing Joymain and monitors various financial reports. From February 2011 to January 2013, Mr. He was the Executive Assistant to the General Manager of United Industry (Asia) Co. Ltd. (“United Industry”), a global household appliance parts supply company. He was responsible for follow-up activities related to United Industry’s investment projects in Jiangsu, China area and participated in the project negotiations and relationship management with the local government. He also monitored four subsidiaries’ cash flows and administrative activities for United Industry. From February 2010 to January 2011, Mr. He was Assistant to Chairman of Nanjing Gianda Construction Investment Group, a construction and real estate investment company, responsible for planning and coordinating the Chairman’s daily schedule. He was also assigned to co-manage the financial department and co-monitor cash flow on various construction projects with the CFO. From June 2006 to January 2008, Mr. He was the Import and Export assistant at Taizhou Kim-top Electromechanical Ltd. responsible for customer communication and trade relationship management.

Mr. He holds a Master of Business Administration degree from Vancouver Island University and a Bachelor’s degree in Chinese literature from Suzhou University.

Jian Shao - Chief Business Development Officer

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

Mr. Shao graduated from Shanghai Medical University with a Master’s degree in Clinical Medicine.

Identification of Significant Employees

We have no significant employees, other than Suqun Lin our president, chief executive officer, secretary, and director, and Chengjie He, our chief financial officer and treasurer.

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

We believe that the member of our board of directors is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended April 30, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
Principal		($)	($)	Awards	Awards	Incentive Plan	Deferred	Compensation
Position				($)	($)	Compensation ($)	Compensation	($)
							Earnings ($)
Suqun Lin(1)	2015	10,000	0	0	0	0	0	0	10,000
President,
Chief	2014	833	0	0	0	0	0	0	833
Executive
Officer,
Secretary
and
Director
Chengjie He(2)	2015	9,000	0	0	0	0	0	0	9,000
Chief
Financial	2014	750	0	0	0	0	0	0	750
Officer and
Treasurer
Jian Shao(2)	2015	9,000	0	0	0	0	0	0	9,000
Chief
Business	2014	750	0	0	0	0	0	0	750
Development
Officer

(1)	Appointed on March 12, 2013. The Company modified its compensation policy and started to compensate Mr. Lin on April 1, 2014.

(2)	Appointed on April 1, 2014.

There are no current employment agreements between our company and our three officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal years ended April 30, 2015 and 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the years ended April 30, 2015 and 2014.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934 , as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of August 11, 2015 by:

-	each of our executive officers;
-	each director;
-	each person known to us to own more than 5% of our outstanding common stock; and
-	all of our executive officers and directors and as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership(1)	Percentage

Common Stock	Suqun Lin(2)	Nil	0%
	No. 30 N. Zhongshan Road, Floor 40,	shares of common stock
	Guluo District, Nanjing , Jiangsu
	Province, P.R.C. 210008

Common Stock	Xijian Zhou	750,000,000(3)	66.9%
	No. 30 N. Zhongshan Road, Floor 38,	shares of common stock (direct)
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

(2)	Suqun Lin is our president, secretary, Chief Executive Officer and director.

(3)	The percent of class is based on 1,120,343,373 shares of common stock issued and outstanding as of August 11, 2015.

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

For the year ended April 30, 2015, the Company’s majority shareholder advanced the Company $60 for general expenses and the Company made repayments of shareholder’s advances in the amount of $44,676. In addition, the Company’s majority shareholder paid the payroll expense and other general expenses with the total amount $8,290 on behalf of the Company. The advances are non-interest bearing, due upon demand and unsecured. For the year ended April 30, 2014, the Company’s majority shareholder advanced the Company $60,782 for general expenses and professional fees and the Company repaid the major shareholder $48,040. The advances are non-interest bearing, due upon demand and unsecured. At April 30, 2015 and 2014, the Company’s due to related parties amounted to $3,529 and $39,855, respectively.

Director Independence

We currently act with one director, consisting of Suqun Lin. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our board of directors acts in such capacities. We believe that our sole member of our board of directors is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	April 30, 2015 $	April 30, 2014 $
Audit Fees	11,500	8,000
Audit Related Fees	14,500	-
Tax Fees	5,000	-
All Other Fees	-	-
Total	31,000	8,000

Audit Fees. The aggregate fees billed for the years ended April 30, 2015 and 2014 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. The aggregate fees billed for the years ended April 30, 2015 and 2014 were for the audit or review of our financial statements that are not reported under Audit Fees, which included review of registration statements

Tax Fees. The aggregate fees billed for the years ended April 30, 2015 and 2014 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. The aggregate fees billed for the years ended April 30, 2015 and 2014 were for services other than the services described above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2013)
(10)	Material Contracts
10.1	Consultant Agreement between the Company and LP Funding, LLC dated May 10, 2014 (incorporated by reference to our Current Report on Form 10-Q filed on September 12, 2014)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.	INS XBRL Instance Document
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

Joymain International Development Group Inc.

Dated: August 13, 2015	By: /s/ Suqun Lin
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

Signature	Title	Date

/s/ Suqun Lin	President, Chief Executive Officer	August 13, 2015
Suqun Lin	Secretary and Director

/s/ Chengjie He	Chief Financial Officer and Treasurer	August 13, 2015
Chengjie He	( Principal Accounting Officer)

/s/Jian Shao
Jian Shao	Chief Business Development Officer	August 13, 2015