Form 10-Q
period 2015-07-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2015-09-18
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 17, 2015, there were 1,120,343,373 shares of common stock, par value $0.001, outstanding.

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

There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; the SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31	April 30
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$981,525	$878,839
Inventories	1,197,124	-
Advance to suppliers	540,899	1,293,030
Marketable securities	257,811	359,857
TOTAL CURRENT ASSETS	2,977,359	2,531,726
PROPERTY AND EQUIPMENT - Net	1,455	1,555
TOTAL ASSETS	$2,978,814	$2,533,281
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,177	$24,726
Due to related parties	3,529	3,529
Advance from customer	1,889,140	1,423,031
Other payables	29,825	23,749
TOTAL CURRENT LIABILITIES	1,950,671	1,475,035
STOCKHOLDERS' EQUITY:
Common stock,1,500,000,000 shares authorized, par value $0.001, 1,120,343,373 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	1,120,343	1,120,343
Additional paid-in capital	14,436,858	14,436,858
Accumulated deficit	(14,529,058)	(14,498,955)
TOTAL STOCKHOLDERS' EQUITY	1,028,143	1,058,246
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,978,814	$2,533,281

See accompanying notes to unaudited condensed consolidated financial statements.
3

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	July 31
	2015	2014

REVENUE	$944,542	$-

COST OF REVENUE	872,751	-

GROSS PROFIT	71,791	-

OPERATING EXPENSES

General and administrative	101,416	135,949

Total Operating Expenses	101,416	135,949

LOSS FROM OPERATIONS	29,625	135,949

OTHER INCOME (EXPENSE)

Interest income	180	518

Other (expense) income	(658)	135

Total other (expense) income	(478)	653

LOSS BEFORE PROVISION FOR INCOME TAXES	30,103	135,296

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$30,103	$135,296

BASIC AND DILUTED: Loss per common share	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	1,120,343,373	953,881,957

a= Less than ($0.01) per share

See accompanying notes to unaudited condensed consolidated financial statements.
4

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

		For the Three Months Ended
		July 31,
		2015		2014
OPERATING ACTIVITIES:
Net loss		$(30,103)		$(135,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization		100		100
Stock issued for consulting fees				17,925
Expenses paid directly by related parties		-		8,290
Unrealized loss (gain) on marketable securities, net of investment management fees		1,637		(135)
Changes in operating assets and liabilities
Prepaid expenses		-		900
Inventory		(1,197,124)		-
Advance to suppliers		752,131		-
Accounts payable		3,451		(1,813)
Advance from customers		466,109		-
Other payable		6,076		3,714
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		2,277		(106,315)
INVESTING ACTIVITIES:
		-
Purchase of marketable securities				(350,000)
Proceed from sale of marketable securities		100,409		-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		100,409		(350,000)
FINANCING ACTIVITIES:
Repayments to related parties		-		(44,123)
Proceeds from related parties		-		60
NET CASH USED IN FINANCING ACTIVITIES		-		(44,063)
Net Increase (Decrease) in Cash		102,686		(500,378)
Cash, Beginning of Period		878,839		1,301,748
CASH, END OF PERIOD		$981,525		$801,370
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest		$-		$-
Income Taxes	$		$
Non-cash investing and financing activities
Common stock issued for future services included in prepaid expenses		$-		$53,775

See accompanying notes to unaudited condensed consolidated financial statements.
5

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2015

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q of the SEC. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles (the “GAAP”) have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended April 30, 2015.

The Company’s unaudited condensed consolidated financial statements included the financial statements of its wholly-owned subsidiaries, Dao Sheng and Joymain International Intellectual Property Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended July 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year and are presented in US dollars.

The condensed consolidated balance sheet as of April 30, 2015 contained herein has been derived from the audited consolidated financial statements, but do not include all disclosures required by GAAP.

Going Concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and an accumulated deficit of $14,529,058 as of July 31, 2015 and further losses are anticipated in the development of its business, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and either loans from its major stockholder and or the sale of common stock.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents.

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at July 31, 2015. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of July 31, 2015 and April 30, 2015, the Company had approximately $732,000 and $629,000 in excess of the federally-insured limits, respectively. The Company has not experienced losses on these accounts as of the date of this report.

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

Inventories

Inventories, consisting of the Company’s Yoluxey products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company works with its vendor and customer to arrange the drop shipments for its inventories and the inventories are shipped directly to the ports designated by the Company’s customer from the manufacture factory without going through the Company’s warehouse to conserve shipping costs. As of July 31, 2015 and April 30, 2015, the Company had approximately $1,197,000 and $0 inventories on hand and or in transit (products were in transit and have not yet reached the customer’s point of destination). There is no reserve for obsolete or slow-moving inventories necessary as of July 31, 2015 and April 30, 2015, respectively.

Advance to Suppliers

The Company periodically makes advances to vendors for purchases of products for resale, and records theses purchases as advance to suppliers.

Marketable Securities.

Marketable securities consist of trading and available-for sale securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are not classified as either trading securities or as held-to-maturity securities. Unrealized holding gains and loss for trading securities are included in earnings. Unrealized holding gains and loss for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of July 31, 2015 and April 30, 2015:

		July 31, 2015				April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$257,811	$—	$—	$257,811	$359,857	$—	$—	$359,857
Total assets at fair value	$257,811	$—	$—	$257,811	$359,857	$—	$—	$359,857

The carrying values of inventories, prepaid expenses, advance to suppliers, accounts payables, due to related parties, advance from customer and other payables approximate their fair values due to the short maturities of these instruments.

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advance from Customers

The Company requires its customer to make payments prior to the products are shipped. Any payments received prior to the products are shipped to the customer’s point of destination and such advances received are recorded as advance from customers.

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the three months ended July 31, 2015, the Company’s subsidiaries have minimal assets or liabilities and they did not have any business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash as of July 31, 2015 and April 30, 2015 and for the three months ended July 31, 2015 and 2014.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. We place our cash with high credit quality financial institutions in the United States. The Company has not experienced any losses in such accounts through July 31, 2015.

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

Recent Accounting Pronouncements.

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

NOTE 3. MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities recorded in the Company’s Condensed Consolidated Balance Sheets:

	July 31, 2015	April 30, 2015
Certificate of deposits	$-	$100,409
Mutual funds	257,811	259,448
Total	$257,811	$359,857

NOTE 4. INVENTORIES.

At July 31, 2015, inventories consisted of Yoluxey products of $1,197,124, which were in transit and had not yet reached the customer’s point of destination. At April 30, 2015, we did not have any inventories.

NOTE 5. ADVANCE TO SUPPLIERS AND ADVANCE FROM CUSTOMERS

The Company makes advance payments to suppliers for goods ordered but yet to be delivered to our customer as it has a drop ship arrangement between its suppliers and customer. The Company receives advance payments from customers for goods ordered but yet to be shipped and/or shipped to its customers’ point of destination. Advanced payments to suppliers and advanced payments from customers were $540,899 and $1,889,140 as of July 31, 2015, respectively. Advanced payments to suppliers and advanced payments from customers were $1,293,030 and $1,423,031 as of April 30, 2015, respectively.

NOTE 6. OTHER PAYABLES

Other payables consist of accrued salary and related accrued expenses. The amounts are expected to be repaid in the form of cash. At July 31, 2015 and April 30, 2015, the Company’s other payable amounted to $29,825 and $23,749, respectively.

NOTE 7. COMMON STOCK.

The Company has authorized 1,500,000,000 shares of common stock, par value $0.001 per share. On April 28, 2011, the Company issued 750,000,000 shares of common stock at a price of $0.000003 per share for total cash proceeds of $2,500. In March and April, 2012, the Company issued 154,500,000 shares of common stock at a price of $0.00016 per share for total cash proceeds of $25,750. On July 30, 2014, the Company issued a total of 2,390,000 shares of common stock to a consultant. The shares were valued at $0.03 per share, the fair market value on the date of issuance. In August 2014, the Company sold a total of 110,000 shares of common stock at a price of $0.07 per share to two investors. In September 2014, the Company sold a total of 35,000 shares of common stock at a price of $0.07 per share to an investor. In January, 2015, the Company issued a total of 163,978,373 shares of common stock to its 34 distribution and development partners. The shares were valued at $0.08 per share, the fair market value on the date of issuance.

NOTE 8. INCOME TAXES.

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of July 31, 2015, the Company had net operating loss carry forwards of approximately $13,636,000 that may be available to reduce future years’ taxable income through tax year 2035.

NOTE 9. RELATED PARTY TRANSACTIONS.

Related party advances are non-interest bearing, due upon demand and unsecured. The Company’s due to related parties amounted to $3,529 and $3,529 at July 31, 2015 and April 30, 2015, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended July 31, 2015 and 2014 and notes thereto contained elsewhere in this Report , and our annual report on Form 10-K for the twelve months ended April 30, 2015 and 2014 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

On June 25, 2014, we entered into a distribution agreement with “Right Fortune to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. In addition, the term of exclusivity will be automatically renewed annually if we meet the annual Yolexury Minimum Order. The annual Minimum Order for the calendar year 2014 was 400,000 bottles of 750ml Yolexury, which we have fulfilled as of October 31, 2014. Accordingly, our agreement has been extended for calendar year 2015.

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

Temporary Suspension of Trading and Internal Investigation

On June 15, 2015, trading in our Common Stock was temporarily suspended by the SEC due to recent unexplained market activity. As a result, trading in our Common Stock was suspended for the period from 9:30 am EDT on June 15, 2015, through 11:50 pm EDT on June 26, 2015.

On June 16, 2015, our Board of Directors engaged Hunter Taubman Fischer LLC to commence an internal investigation (the “Internal Investigation”) with regard to the recent rise in the trading price of our common stock and market activity during a period from April 1, 2015 to June 16, 2015 (the “Period in Question”). The Internal Investigation was completed on August 11, 2015.

Some observations reported to our Board of Directors are as follows:

•	As of August 11, 2015, we had 156,561,019 shares of free trading Common Stock and 963,782,354 shares of restricted Common Stock, totaling 1,120,343,373 shares of issued and outstanding Common Stock.

•

During the Period in Question, the number of shares of free trading Common Stock increased from 154,654,000 as of April 1, 2015 to 156,296,688 shares as of June 15, 2015, representing an increase of 1,651,688 shares, as reflected in the shareholder lists booked by our transfer agent. During the Period in Question, one of our consultants (the “Consultant”) sold an aggregate amount of 1,734,279 shares pursuant to the Resale S-1, as reported by its broker. Although we note there is a slight difference between the increased amount of the free trading shares (1,651,688) and the amount of the shares of Common Stock sold by the Consultant (1,734,279) during the Period in Question, it seem to be reasonable for us to reach a conclusion that shares sold by the Consultant were or constituted large part to the shares which were available for resale during the Period in Question.

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

Results of Operations.

We have just started generating revenue recently and incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities in funding our planned business, although no such sales can be guaranteed to occur on terms favorable to us, if at all. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014.

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Revenue. During the three months ended July 31, 2015, we generated $944,542 revenue through sale of the Yolexury products to our sole customer in Hong Kong. We did not generate any revenue for the three months ended July 31, 2014.

Gross Profit. Gross profit amounted to $71,791 for the three months ended July 31, 2015 as compared to $0 for the three months ended July 31, 2014.

Net Loss. Our net loss for the three months ended July 31, 2015 was $30,103 compared to a net loss of $135,296 for the three months ended July 31, 2014, a decrease of $105,193 or approximately 77.8% . The decrease in net loss was primarily because we generated revenue and gross profit for the three months ended July 31, 2015 as compared to no revenue and no gross profit for the three months ended July 31, 2014.

Professional Fees. Professional fees totaled $72,896 for the three months ended July 31, 2015, as compared to $97,881 for the three months ended July 31, 2014, a decrease of $24,985 or approximately 25.5% . During the three months ended July 31, 2015, we incurred $72,896 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the SEC and internal investigation legal fees. During the three months ended July 31, 2014, we incurred $97,881 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports and registration statements S-1 with SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $28,520 for the three months ended July 31, 2015, as compared to $38,068 for the three months ended July 31, 2014, a decrease of $9,548 or approximately 25.1% . Other general and administrative expenses for the three months ended July 31, 2015 and 2014 consisted of the following:

	Three Months Ended	Three Months Ended
	July 31, 2015	July 31, 2014

Travel and entertainment	$266	$7,169

Payroll and related benefits	25,345	28,026
Others	2,909	2,873
Total	$28,520	$38,068

•

Travel and entertainment expense for the three months ended July 31, 2015 decreased by $6,903, or 96.3%, as compared to the three months ended July 31, 2014. The decrease was primarily because we had less corporate travel activities during the three months ended July 31, 2015.

•

Payroll and related benefits for the three months ended July 31, 2015 decreased by $2,681, or 9.6%, as compared to the three months ended July 31, 2014. The decrease was due to reduced work hours of one of our employees in the three months ended July 31, 2015.

•	Other general and administrative expenses for the three months ended July 31, 2015 and July 31, 2014 were materially consistent.

Other (Expense) Income. Other (expense) income totaled $(478) for the three months ended July 31, 2015, as compared to $653 for the three months ended July 31, 2014, an increase of $1,131 or approximately 173.2% . Other expense totaled $478 for the three months ended July 31, 2015 primarily consisted of interest income of $180 and unrealized loss on marketable securities of $658. For the three months ended July 31, 2014, other income totaled $653 primarily consisted of interest income of $518 and unrealized gain on marketable securities of $135.

Liquidity and Capital Resources.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended
	July 31,

	2015	2014
Net cash provided by (used in) operating activities	2,277	(106,315)
Net cash provided by (used in) investing activities	100,409	(350,000)
Net cash used in financing activities	-	(44,063)

As of July 31, 2015, our current assets were $2,977,359, compared to $2,531,726 in current assets as of April 30, 2015. Current assets were comprised of $981,525 in cash, $1,191,124 in inventories, $540,899 in advance to suppliers and $257,811 in marketable securities which consist of mutual funds. As of July 31, 2015, our current liabilities were $1,950,671 as compared to $1,475,035 at April 30, 2015. Current liabilities at July 31, 2015 were comprised of $3,529 in due to related parties, $28,177 in accounts payable, $1,889,140 in advance from customers and $29,825 in other payables.

Stockholders’ equity was $1,028,143 as of July 31, 2015 compared to $1,058,246 as of April 30, 2015.

Cash Flow from Operating Activities.

During the three months ended July 31, 2015, net cash flow provided by operating activities was $2,277, which primarily reflected a net loss of $30,103, and the add-back of non-cash items of depreciation and amortization of $100, unrealized loss on marketable securities, net of investment management fees of $1,637 and changes in operating assets and liabilities primarily consisting of an increase in inventories of $1,197,124, a decrease in advance to suppliers of $752,131, an increase in accounts payable of $3,451, and an increase in advance from customers of $466,109, an increase in other payables of $6,076. For the three months ended July 31, 2014, net cash flow used in operating activities was $106,315 primarily reflected a net loss of $135,296, and the add-back of non-cash items of depreciation and amortization of $100, stock issued for consulting fees of $17,925, expenses paid by related parties of $8,290 and realized gain on marketable securities of $135 and changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $900, a decrease in accounts payable of $1,813 and an increase in other payable of $3,714.

Cash Flow Used in Investing Activities.

Net cash flow provided by investing activities consisted of proceeds from sell of marketable securities of $100,409 for the three months ended July 31, 2015. Net cash flow used in investing activities consisted of purchases of marketable securities of $350,000 for the three months ended July 31, 2014.

Cash Flow from Financing Activities.

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three months ended July 31, 2015, we did not have any cash flow from financing activities. During the three months ended July 31, 2014, we received proceeds from related parties of $60 and made repayment to related parties of $44,123.

Recent Accounting Pronouncements.

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

Material Commitments.

As of July 31, 2015, we had no material commitments.

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

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended April 40, 2015, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles considering our nominal operations, short operating history and relatively small size.

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Document
Number
31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joymain International Development Group Inc.
Dated: September 18, 2015	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer, Secretary and
Director

Dated: September 18, 2015	By: /s/ Chengjie He
Chengjie He
Chief Financial Officer and Treasurer
(Principal Accounting Officer)