Form 10-Q
period 2015-10-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2015-12-15
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 14, 2015, there were 1,120,343,373 shares of common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	April 30
	2015	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$862,010	$878,839

Advance to suppliers	62,736	1,293,030

Marketable securities	253,795	359,857

TOTAL CURRENT ASSETS	1,178,541	2,531,726

Property and equipment - net	1,355	1,555

TOTAL ASSETS	$1,179,896	$2,533,281

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$12,225	$24,726

Due to related parties	236	3,529

Advance from customer	67,881	1,423,031

Other payables	37,817	23,749
TOTAL CURRENT LIABILITIES	118,159	1,475,035

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY :

Common stock,1,500,000,000 shares authorized, par value $0.001, 1,120,343,373 shares issued and outstanding at October 31, 2015 and April 30, 2015	1,120,343	1,120,343

Additional paid-in capital	14,436,858	14,436,858

Deficit accumulated	(14,495,464)	(14,498,955)

TOTAL STOCKHOLDERS' EQUITY	1,061,737	1,058,246
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,179,896	$2,533,281

See accompanying notes to unaudited condensed consolidated financial statements
3

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31		October 31
	2015	2014	2015	2014

REVENUE	$1,821,259	$-	$2,765,801	$-

COST OF REVENUE	1,675,287	-	2,548,038	-

GROSS PROFIT	145,972	-	217,763	-

OPERATING EXPENSES

General and administrative	109,589	91,110	211,005	227,059

Total Operating Expenses	109,589	91,110	211,005	227,059

INCOME (LOSS) FROM OPERATIONS	36,383	(91,110)	6,758	(227,059)

OTHER (EXPENSE) INCOME

Interest income	274	1,257	454	1,775

Other (expense) income	(3,063)	3,396	(3,721)	3,531

Total other (expense) income	(2,789)	4,653	(3,267)	5,306

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	33,594	(86,457)	3,491	(221,753)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$33,594	$(86,457)	$3,491	$(221,753)

BASIC AND DILUTED:

Earnings (loss) per common share	a	a	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	1,120,343,373	956,316,141	1,120,343,373	955,099,049

a= Less than $0.01or ($0.01) per share

See accompanying notes to unaudited condensed consolidated financial statements
4

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

	For the Six Months Ended
	October 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$3,491	$(221,753)
Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation and amortization	200	200
Stock issued for consulting fees	-	35,850
Expenses paid directly by related parties	-	8,290
Unrealized loss (gain) on marketable securities, net of investment management fees	5,654	(3,531)
Changes in operating assets and liabilities
Prepaid expenses	-	900
Advance to suppliers	1,230,294	(864,471)
Accounts payable	(12,501)	(8,800)
Advance from customers	(1,355,150)	715,600
Other payable	14,068	9,684
NET CASH USED IN OPERATING ACTIVITIES	(113,944)	(328,031)

INVESTING ACTIVITIES:
Purchase of marketable securities	-	(350,000)
Proceed from sale of marketable securities	100,409	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	100,409	(350,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,150
Repayments to related parties	(3,294)	(44,676)
Proceeds from related parties	-	60
NET CASH USED IN FINANCING ACTIVITIES	(3,294)	(34,466)

Net Decrease in Cash	(16,829)	(712,497)
Cash, Beginning of Period	878,839	1,301,748
CASH, END OF PERIOD	$862,010	$589,251

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash investing and financing activities
Common stock issued for future services included in prepaid	$-	$35,850

See accompanying notes to unaudited condensed consolidated financial statements
5

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
Notes to Unaudited Condensed Consolidated Financial Statements
October 31, 2015

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS.

Joymain International Development Group Inc. (f/k/a Advento, Inc.) (“the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010 under the name Advento, Inc. The Company develops, sources, markets and distributes healthcare related consumer products in the global market.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended October 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year and are presented in US dollars.

The condensed consolidated balance sheet as of April 30, 2015 contained herein has been derived from the audited consolidated financial statements, but do not include all disclosures required by GAAP.

Going Concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company  incurred losses since inception through July 31, 2015 and this current reporting period generated a minimal net income and an accumulated deficit of $14,495,464 as of October 31, 2015 and further losses are anticipated in the development of its business, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and either loans from its major stockholder and or the sale of common stock.

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

Cash and Cash Equivalents.

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at October 31, 2015. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of October 31, 2015 and April 30, 2015, the Company had approximately $612,000 and $629,000 in excess of the federally-insured limits, respectively. The Company has not experienced losses on these accounts as of the date of this report.

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

Marketable Securities.

Marketable securities consist of trading and available-for sale securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are not classified as either trading securities or as held-to-maturity securities. Unrealized holding gains and loss for trading securities are included in earnings. Unrealized holding gains and loss for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. As of October 31, 2015, the Company classified all marketable securities as trading securities.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of October 31, 2015 and April 30, 2015:

	October 31, 2015				April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$253,795	$—	$—	$253,795	$359,857	$—	$—	$359,857
Total assets at fair value	$253,795	$—	$—	$253,795	$359,857	$—	$—	$359,857

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the Hong Kong Dollar, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the three months and six months ended October 31, 2015, the Company’s subsidiaries have minimal assets or liabilities and they did not have any business activities (the only transaction was the annual corporate registration fee which was paid by the parent company in U.S. Dollar). There was no cumulative translation adjustment and no effect of exchange rate changes on cash as of October 31, 2015 and April 30, 2015 and for the three and six months ended October 31, 2015 and 2014.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. We place our cash with high credit quality financial institutions in the United States. The Company has not experienced any losses in such accounts through October 31, 2015.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its financial statements and footnote disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

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

NOTE 3. MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities recorded in the Company’s Condensed Consolidated Balance Sheets:

	October 31, 2015	April 30, 2015
Certificate of deposits	$-	$100,409
Mutual funds	253,795	259,448
Total	$253,795	$359,857

NOTE 4. ADVANCE TO SUPPLIERS AND ADVANCE FROM CUSTOMERS

The Company makes advance payments to suppliers for goods ordered but yet to be delivered to our customer as it has a drop ship arrangement between its suppliers and customer. The Company receives advance payments from customers for goods ordered but yet to be shipped and/or shipped to its customers’ point of destination. Advanced payments to suppliers and advanced payments from customers were $62,736 and $67,881 as of October 31, 2015, respectively. Advanced payments to suppliers and advanced payments from customers were $1,293,030 and $1,423,031 as of April 30, 2015, respectively.

On June 25, 2014, we entered into a distribution agreement with “Right Fortune to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. In addition, the term of exclusivity will be automatically renewed annually if we meet the annual Yolexury Minimum Order. The annual Minimum Order for the calendar year 2014 was 400,000 bottles of 750ml Yolexury, which we fulfilled as of October 31, 2015. Accordingly, our agreement has been extended for calendar year 2016.

NOTE 5. OTHER PAYABLES

Other payables consist of accrued salary and related accrued expenses. The amounts are expected to be repaid in the form of cash. At October 31, 2015 and April 30, 2015, the Company’s other payable amounted to $37,817and $23,749, respectively.

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

NOTE 7. RELATED PARTY TRANSACTIONS.

Related party advances are non-interest bearing, due upon demand and unsecured. The Company’s due to related parties amounted to $236 and $3,529 at October 31, 2015 and April 30, 2015, respectively.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended October 31, 2015 and 2014 and notes thereto contained elsewhere in this Report , and our annual report on Form 10-K for the twelve months ended April 30, 2015 and 2014 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

On June 25, 2014, we entered into a distribution agreement with “Right Fortune to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. In addition, the term of exclusivity will be automatically renewed annually if we meet the annual Yolexury Minimum Order. The annual Minimum Order for the calendar year 2014 was 400,000 bottles of 750ml Yolexury, which we fulfilled as of October 31, 2015. Accordingly, our agreement has been extended for calendar year 2016.

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

Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014.

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Revenue. During the three months ended October 31, 2015, we generated $1,821,259 revenue through sale of the Yolexury products to our sole customer in Hong Kong. We did not generate any revenue for the three months ended October 31, 2014.

Gross Profit. Gross profit amounted to $145,972 for the three months ended October 31, 2015 as compared to $0 for the three months ended October 31, 2014.

Net Income (Loss). Our net income for the three months ended October 31, 2015 was $33,594 compared to a net loss of $86,457 for the three months ended October 31, 2014, an increase of $120,051 or approximately 138.9%. The increase in net income was primarily because we generated revenue and gross profit for the three months ended October 31, 2015 as compared to no revenue and no gross profit for the three months ended October 31, 2014.

Professional Fees. Professional fees totaled $77,052 for the three months ended October 31, 2015, as compared to $59,091 for the three months ended October 31, 2014, an increase of $17,961 or approximately 30.4% . During the three months ended October 31, 2015, we incurred $77,052 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the SEC and internal investigation legal fees. During the three months ended October 31, 2014, we incurred $59,091 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports and registration statements S-1 with SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $32,537 for the three months ended October 31, 2015, as compared to $32,019 for the three months ended October 31, 2014, an increase of $518 or approximately 1.6%. Other general and administrative expenses for the three months ended October 31, 2015 and 2014 consisted of the following:

	Three Months Ended	Three Months Ended
	October 31, 2015	October 31, 2014

Travel and entertainment	$2,768	$2,132
Payroll and related benefits	25,338	27,222
Others	4,431	2,665
Total	$32,537	$32,019

  Travel and entertainment expense for the three months ended October 31, 2015 increased by $636 or 29.8%, as compared to the three months ended October 31, 2014. The increase was primarily because we had more corporate travel activities during the three months ended October 31, 2015.

  Payroll and related benefits for the three months ended October 31, 2015 decreased by $1,884 or 6.9%, as compared to the three months ended October 31, 2014. The decrease was due to reduced work hours of one of our employees in the three months ended October 31, 2015.

  Other general and administrative expenses for the three months ended October 31, 2015 increased by $1,766, or 66.3% as compared to the three months ended October 31, 2014. The increase was primarily due to increased banking services charges and telephone conference fees.

Other (Expense) Income. Other (expense) income totaled $(2,789) for the three months ended October 31, 2015, as compared to $4,653 for the three months ended October 31, 2014, a decrease of $7,442 or approximately 159.9% . Other expense totaled $(2,789) for the three months ended October 31, 2015 primarily consisted of interest income of $274 and unrealized loss on marketable securities of $3,063. For the three months ended October 31, 2014, other income totaled $4,653 primarily consisted of interest income of $1,257 and unrealized gain on marketable securities of $3,396.

Six Months Ended October 31, 2015 Compared to the Six Months Ended October 31, 2014.

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Revenue. During the six months ended October 31, 2015, we generated $2,765,801 revenue through sale of the Yolexury products to our sole customer in Hong Kong. We did not generate any revenue for the six months ended October 31, 2014.

Gross Profit. Gross profit amounted to $217,763 for the six months ended October 31, 2015 as compared to $0 for the six months ended October 31, 2014.

Net Income (Loss). Our net income for the six months ended October 31, 2015 was $3,491 compared to a net loss of $221,753 for the six months ended October 31, 2014, an increase of $225,244 or approximately 101.6%. The increase in net income was primarily because we generated revenue and gross profit for the six months ended October 31, 2015 as compared to no revenue and no gross profit for the six months ended October 31, 2014.

Professional Fees. Professional fees totaled $149,948 for the six months ended October 31, 2015, as compared to $156,974 for the six months ended October 31, 2014, a decrease of $7,026 or approximately 4.5% . During the six months ended October 31, 2015, we incurred $149,948 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the SEC and internal investigation legal fees. During the six months ended October 31, 2014, we incurred $156,974 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports and registration statements S-1 with SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $61,057 for the six months ended October 31, 2015, as compared to $70,085 for the six months ended October 31, 2014, a decrease of $9,028 or approximately 12.9% . Other general and administrative expenses for the six months ended October 31, 2015 and 2014 consisted of the following:

	Six Months Ended	Six Months Ended
	October 31, 2015	October 31, 2014

Travel and entertainment	$3,053	$9,302
Payroll and related benefits	50,683	55,249
Others	7,321	5,534
Total	$61,057	$70,085

  Travel and entertainment expense for the six months ended October 31, 2015 decreased by $6,249, or 67.2%, as compared to the six months ended October 31, 2014. The decrease was primarily because we had less corporate travel activities during the six months ended October 31, 2015.

  Payroll and related benefits for the six months ended October 31, 2015 decreased by $4,566, or 8.3%, as compared to the six months ended October 31, 2014. The decrease was due to reduced work hours of one of our employees in the six months ended October 31, 2015.

  Other general and administrative expenses for the six months ended October 31, 2015 increased by $1,787, or 32.3%, as compared to the six months ended October 31, 2014. The increase was primarily due to increased banking services charges and telephone conference fees.

Other (Expense) Income. Other (expense) income totaled $(3,267) for the six months ended October 31, 2015, as compared to $5,306 for the six months ended October 31, 2014, a decrease of $8,573 or approximately 161.6% . Other expense totaled $3,267 for the six months ended October 31, 2015 primarily consisted of interest income of $454 and unrealized loss on marketable securities of $5,654. For the six months ended October 31, 2014, other income totaled $5,306 primarily consisted of interest income of $1,775 and unrealized gain on marketable securities of $3,531.

Liquidity and Capital Resources.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended
	October 31,
	2015	2014
Net cash used in operating activities	$(113,944)	$(328,031)
Net cash provided by (used in) investing activities	100,409	(350,000)
Net cash used in financing activities	(3,294)	(34,466)

As of October 31, 2015, our current assets were $1,178,541, compared to $2,531,726 in current assets as of April 30, 2015. Current assets were comprised of $862,010 in cash, $62,736 in advance to suppliers and $253,795 in marketable securities which consist of mutual funds. As of October 31, 2015, our current liabilities were $118,159 as compared to $1,475,035 at April 30, 2015. Current liabilities at October 31, 2015 were comprised of $236 in due to related parties, $12,225 in accounts payable, $67,881 in advance from customers and $37,817 in other payables.

Stockholders’ equity was $1,1061,737 as of October 31, 2015 compared to $1,058,246 as of April 30, 2015.

Cash Flow from Operating Activities.

During the six months ended October 31, 2015, net cash flow used in operating activities was $113,944, which primarily reflected a net income of $3,491, and the add-back of non-cash items of depreciation and amortization of $200, unrealized loss on marketable securities, net of investment management fees of $5,654 and changes in operating assets and liabilities primarily consisting of a decrease in advance to suppliers of $1,230,294, a decrease in accounts payable of $12,501, a decrease in advance from customers of $1,355,150 and an increase of other payable of $14,068. For the six months ended October 31, 2014, net cash flow used in operating activities was $328,031 primarily reflected a net loss of $221,753, and the add-back of non-cash items of depreciation and amortization of $200, stock issued for consulting fees of $35,850, expenses paid by related parties of $8,290 and unrealized gain on marketable securities of $3,531 and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $900, an increase in advance to suppliers of $864,471, an increase in advance from customers of $715,600, a decrease in accounts payable of $8,800, and an increase in other payable of $9,684.

Cash Flow Used in Investing Activities.

Net cash flow provided by investing activities consisted of proceeds from sale of marketable securities of $100,409 for the six months ended October 31, 2015. Net cash flow used in investing activities consisted of purchases of marketable securities of $350,000 for the six months ended October 31, 2014.

Cash Flow from Financing Activities.

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six months ended October 31, 2015, we had repayments to a related party of $3,294. During the six months ended October 31, 2014, we had proceeds from issuance of common stock of $10,150, received proceeds from related parties of $60 and made repayments to related parties of $44,676.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its financial statements and footnote disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Material Commitments.

As of October 31, 2015, we had no material commitments.

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

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Joymain International Development Group Inc.

Dated: December 15, 2015	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer, Secretary and
Director

Dated: December 15, 2015	By: /s/ Chengjie He
Chengjie He
Chief Financial Officer and Treasurer
(Principal Accounting Officer)