Form 10-K/A
period 2015-04-30
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2016-01-08
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1 TO

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
or organization

2451 NW 109 Avenue, Suite 9, Miami, FL 33712
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

EXPLANATORY NOTE

This amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) is being filed to incorporate changes to the Annual Report on Form 10-K filed by the Company on August 13, 2015 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Form 10-K. Unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the original filing of Form 10-K, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. This Amendment should be read in conjunction with the Form 10-K and the Company’s filings made with the Commission subsequent to the Form 10-K, including any amendments to those filings.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Suqun Lin, our president and our principal executive officer, and Mr. Chengjie He, our principal financial officer and principal accounting officer (collectively, the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of Certifying Officers of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our management concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes but not limits to those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Management assessed our internal control over financial reporting as of the year ended April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the 2013 COSO framework, management identified a material weakness over financial reporting consisting of 1) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 2) insufficient documentation with our existing risk assessment and internal controls, existed as of April 30, 2015. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In light of this significant deficiency, management performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2015 are fairly stated, in all material respects, in accordance with GAAP.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2015. However, to the extent possible, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring an experienced controller and building an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we can not assure you when we will be able to implement those remediation methods.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, incorporated by reference to the Form 10-K filed on August 23, 2015

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 31, 2011)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8- K filed on April 11, 2013)
(10)	Material Contracts
10.1	Consultant Agreement between the Company and LP Funding, LLC dated May 10, 2014 (incorporated by reference to our Current Report on Form 10-Q filed on September 12, 2014)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

Joymain International Development Group Inc.

Dated: January 8, 2016	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer,
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Suqun Lin as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Suqun Lin	President, Chief Executive Officer	January 8, 2016
Suqun Lin	Secretary and Director

/s/ Chengjie He	Chief Financial Officer and Treasurer	January 8, 2016
Chengjie He	( Principal Accounting Officer)

/s/Jian Shao
Jian Shao	Chief Business Development Officer	January 8, 2016