Form 10-Q
period 2016-01-31
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2016-03-15
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

2719 Hollywood Blvd, Hollywood, FL33020
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

As of March 14, 2016, there were 1,120,343,373 shares of common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	April 30
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$800,781	$878,839

Advance to suppliers	62,736	1,293,030

Marketable securities	242,266	359,857

TOTAL CURRENT ASSETS	1,105,783	2,531,726

PROPERTY AND EQUIPMENT - Net	1,255	1,555

TOTAL ASSETS	$1,107,038	$2,533,281

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$7,092	$24,726

Due to related parties	236	3,529

Advance from customer	67,881	1,423,031

Other payables	43,653	23,749

TOTAL CURRENT LIABILITIES	118,862	1,475,035

STOCKHOLDERS' EQUITY :

Common stock,1,500,000,000 shares authorized, par value $0.001, 1,120,343,373 shares issued and outstanding at January 31, 2016 and April 30, 2015	1,120,343	1,120,343

Additional paid-in capital	14,436,858	14,436,858

Deficit accumulated	(14,569,025)	(14,498,955)

TOTAL STOCKHOLDERS' EQUITY	988,176	1,058,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,107,038	$2,533,281

See accompanying notes to unaudited condensed consolidated financial statements
3

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31		January 31
	2016	2015	2016	2015

REVENUE	$-	$1,373,884	$2,765,801	$1,373,884

COST OF REVENUE	-	1,248,715	2,548,038	1,248,715

GROSS PROFIT	-	125,169	217,763	125,169

OPERATING EXPENSES

General and administrative	63,229	104,099	274,234	331,157

Business development expenses	-	13,118,270	-	13,118,270

Total Operating Expenses	63,229	13,222,369	274,234	13,449,427

LOSS FROM OPERATIONS	(63,229)	(13,097,200)	(56,471)	(13,324,258)

OTHER (EXPENSE) INCOME

Interest income	258	263	712	1,234

Other (expense) income	(10,590)	62	(14,311)	4,396

Total other (expense) income	(10,332)	325	(13,599)	5,630

LOSS BEFORE PROVISION FOR INCOME TAXES	(73,561)	(13,096,875)	(70,070)	(13,318,628)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(73,561)	$(13,096,875)	$(70,070)	$(13,318,628)

BASIC AND DILUTED:

Loss per common share	a	a	a	a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	1,120,343,373	959,929,747	1,120,343,373	956,709,282

a= Less than $0.01or ($0.01) per share

See accompanying notes to unaudited condensed consolidated financial statements
4

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Nine Months Ended
	January 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(70,070)	$(13,318,628)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	300	300
Stock issued for consulting fees	-	71,700
Stock issued for business development expenses	-	13,118,270
Expenses paid directly by related parties	-	8,290
Unrealized loss (gain) on marketable securities, net of investment management fees	14,536	(2,775)
Changes in operating assets and liabilities
Prepaid expenses	-	(9,100)
Advance to suppliers	1,230,294	(129,169)
Accounts payable	(17,634)	(5,988)
Advance from customers	(1,355,150)	68,056
Other payable	19,904	15,604
NET CASH USED IN OPERATING ACTIVITIES	(177,820)	(183,440)

INVESTING ACTIVITIES:
Purchase of marketable securities	-	(350,000)
Proceed from sell of marketable securities	103,056	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	103,056	(350,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,150
Repayments to related parties	(3,294)	(44,676)
Proceeds from related parties	-	60

NET CASH USED IN FINANCING ACTIVITIES	(3,294)	(34,466)

Net Decrease in Cash	(78,058)	(567,906)
Cash, Beginning of Period	878,839	1,301,748

CASH, END OF PERIOD	$800,781	$733,842

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:

Interest	$-	$-

Income Taxes	$-	$-
Non-cash investing and financing activities
Common stock issued for future services included in prepaid expenses	$-	$35,850

See accompanying notes to unaudited condensed consolidated financial statements
5

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2016

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

In May 2014, the Company acquired a HK trading company, Dao Sheng Trading Limited (“Dao Sheng”) for HK$10,000. Dao Sheng was incorporated in December 2013 and had no assets or liabilities at the time of the acquisition. The Company also set up Joymain International Intellectual Property Limited in Hong Kong in May 2014. The Company considers Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection. The two subsidiaries have had minimal assets or liabilities and they did not have any business activities since the acquisition/inception.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended January 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 2016 and are presented in US dollars.

The condensed consolidated balance sheet as of April 30, 2015 contained herein has been derived from the audited consolidated financial statements, but do not include all disclosures required by GAAP.

Going Concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred losses since inception and an accumulated deficit of $14,569,025 as of January 31, 2016 and further losses are anticipated in the development of its business, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and either loans from its major stockholder and or the sale of common stock.

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

Cash and Cash Equivalents.

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at January 31, 2016. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of January 31, 2016 and April 30, 2015, the Company had approximately $551,000 and $629,000 in excess of the federally-insured limits, respectively. The Company has not experienced losses on these accounts as of the date of this report.

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

Marketable Securities.

Marketable securities consist of trading and available-for sale securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are not classified as either trading securities or as held-to-maturity securities. Unrealized holding gains and loss for trading securities are included in earnings. Unrealized holding gains and loss for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. As of January 31, 2015, the Company classified all marketable securities as trading securities.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of January 31, 2016 and April 30, 2015:

	January 31, 2016				April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$242,266	$—	$—	$242,266	$359,857	$—	$—	$359,857
Total assets at fair value	$242,266	$—	$—	$242,266	$359,857	$—	$—	$359,857

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Loss Per Share.

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statements of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

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

Advance from Customer

The Company requires its customer to make payments prior to the products are shipped. Any payments received prior to the products are shipped to the customer’s point of destination and such advances received are recorded as advance from customer.

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the Hong Kong Dollar, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the three months and nine months ended January 31, 2016, the Company’s subsidiaries have minimal assets or liabilities and they did not have any business activities (the only transaction was the annual corporate registration fee which was paid by the parent company in U.S. Dollar). There was no cumulative translation adjustment and no effect of exchange rate changes on cash as of January 31, 2016 and April 30, 2015 and for the three and nine months ended January 31, 2016 and 2015.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. We place our cash with high credit quality financial institutions in the United States. The Company has not experienced any losses in such accounts through January 31, 2016.

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

NOTE 3. MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities included in the Company’s Condensed Consolidated Balance Sheets:

	January 31, 2016	April 30, 2015
Certificate of deposits	$-	$100,409
Mutual funds	242,266	259,448
Total	$242,266	$359,857

NOTE 4. ADVANCE TO SUPPLIERS AND ADVANCE FROM CUSTOMERS

The Company makes advance payments to suppliers for goods ordered but yet to be delivered to our customer as it has a drop ship arrangement between its suppliers and customer. The Company receives advance payments from customers for goods ordered but yet to be shipped and/or shipped to its customers’ point of destination. Advanced payments to suppliers and advanced payments from customers were $62,736 and $67,881 as of January 31, 2016, respectively. Advanced payments to suppliers and advanced payments from customers were $1,293,030 and $1,423,031 as of April 30, 2015, respectively.

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

NOTE 5. OTHER PAYABLES

Other payables consist of accrued salary and related accrued expenses. The amounts are expected to be repaid in the form of cash. At January 31, 2016 and April 30, 2015, the Company’s other payable amounted to $43,653 and $23,749, respectively.

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

NOTE 7. RELATED PARTY TRANSACTIONS.

Related party advances are non-interest bearing, due upon demand and unsecured. The Company’s due to related parties amounted to $236 and $3,529 at January 31, 2016 and April 30, 2015, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2016 and 2015 and notes thereto contained elsewhere in this Report , and our annual report on Form 10-K for the twelve months ended April 30, 2015 and 2014 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

On June 25, 2014, we entered into a distribution agreement with “Right Fortune to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014, which we fulfilled as of October 31, 2014. Accordingly, our agreement was automatically extended for calendar year 2015. During the year ended April 30, 2015, we generated approximately $1.5 million revenue through sale of the Yolexury products. We fulfilled the annual minimal order of 400,000 bottles of 750 ml Yolexury as of October 31, 2015. Accordingly, our agreement has been extended for calendar year 2016. We sell our Yolexury and Yolexury Travel Pack products on a wholesale basis and grant distribution rights to a trading company in Hong Kong. This trading company then sells the products and grants distribution rights via an import/export company to distributors in mainland China including Nanjing Joymain who sell products to end users in China. The products are shipped directly to ports designated by our sole customer, a Hong Kong trading company from Right Fortune manufacture factory without going through our warehouse to conserve shipping costs.

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

COMPEITION

Currently, we rely on a sole supplier and sole customer for supply and sale of Yolexury and Yolexury Travel Pack. Meanwhile, we are devoting our efforts to locating new healthcare products or consumer goods with high quality and good reputation and seeking acquisition candidates in the U.S. or other developed countries. Once we develop new products, we plan to expand our distribution networks to recruit distributors in China instead of depending on our current sole customer, a Hong Kong trading company.

Though we currently do not directly distribute healthcare products in the greater China area, we indirectly compete with many other distributors in healthcare and consumer goods industry. Our competitors may have better resources, more varieties of products and much stronger distribution networks. Changes in economic conditions affecting our end customers’ purchasing power can occur unpredictably which may have significant effects on the sales of our products as our products are considered high end. We compete directly and indirectly with various other consumer producers that provides different health benefits. However, we believe we provide high quality and consistently reliable products that are made in the U.S. to meet our end customers’ increasing demand for safe, high quality, innovative and foreign made products. We are also taking steps to develop and diversify product lines and expand our distribution channel.

GOVERNMENT REGULATIONS

Regarding distribution of consumer goods, the Chinese government and PRC laws do not require any special and/or additional approvals, permissions or any other qualifications except for the relevant business license.

However, for some of our product offerings, the Chinese government may impose certain regulations on the production, distribution and sales. As such, we will only select suppliers and distributors who are in compliance with all laws and regulations as required by the Chinese government, and who possess all required licenses, permits and approvals as is necessary and required to do business in China.

The products we sold are required to meet the food safety requirements of our end customers’ country. Compliance with the food safety laws did not have a material effect on the capital expenditures, earnings or our competitive position in the fiscal 2015. Because these requirements are subject to change, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that the future compliance with the government regulations will have a material effect on our capital expenditures, earnings, or competitive positions in fiscal 2016.

As we currently operates in the U.S. and does not have any PRC subsidiary, we are not subject to China regulations of foreign investment in PRC operating company, foreign currency exchange, or other regulations applicable to an foreign invested entity. However, if we choose to commence our operation in China, we may become subject to those China laws and regulations applicable to a foreign invested entity.

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

Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015.

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Revenue. During the three months ended January 31, 2016, we did not generate any revenue as we have fulfilled all orders received from our customer prior to October 31, 2015 and we did not receive new order from our customer in the third quarter. We generated $1,373,884 in revenue for the three months ended January 31, 2015 through sale of the Yolexury products to our sole customer in Hong Kong.

Gross Profit. We did not have any gross profit for the three months ended January 31, 2016 as compared to $125,169 for the three months ended January 31, 2015.

Net Loss. Our net loss for the three months ended January 31, 2016 was $73,561 compared to a net loss of $13,096,875 for the three months ended January 31, 2015, a decrease of $13,023,314 or approximately 99.4% .. The decrease in net loss was primarily because we did not incur business development expenses for the three months ended January 31, 2016 as compared to approximately $13.1 million business development expenses incurred for the three months ended January 31, 2015.

Professional Fees. Professional fees totaled $27,718 for the three months ended January 31, 2016, as compared to $70,762 for the three months ended January 31, 2015, a decrease of $43,044 or approximately 60.8%, the decrease was primarily due to the approximately $42,000 decrease in investor relation and business advisory fee. During the three months ended January 31, 2016, we incurred $27,718 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the SEC. During the three months ended January 31, 2015, we incurred $70,762 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports and registration statements S-1 with the SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $35,511 for the three months ended January 31, 2016, as compared to $33,337 for the three months ended January 31, 2015, an increase of $2,174 or approximately 6.5%. Other general and administrative expenses for the three months ended January 31, 2016 and 2015 consisted of the following:

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015

Travel and entertainment	$6,841	$3,538

Payroll and related benefits	25,744	27,637
Others	2,926	2,162
Total	$35,511	$33,337

  Travel and entertainment expense for the three months ended January 31, 2016 increased by $3,303 or 93.4%, as compared to the three months ended January 31, 2015. The increase was primarily because we had more corporate travel activities during the three months ended January 31, 2016.

  Payroll and related benefits for the three months ended January 31, 2016 decreased by $1,893 or 6.8%, as compared to the three months ended January 31, 2015. The decrease was due to reduced work hours of one of our employees in the three months ended January 31, 2016.

  Other general and administrative expenses for the three months ended January 31, 2016 increased by $764, or 35.3% as compared to the three months ended January 31, 2015. The increase was primarily due to increased banking services charges and telephone conference fees.

Other (Expense) Income. Other (expense) income totaled $(10,332) for the three months ended January 31, 2016, as compared to $325 for the three months ended January 31, 2015, a decrease of $10,657 or approximately 3279.1%. Other expense totaled $(10,332) for the three months ended January 31, 2016 primarily consisted of interest income of $258 and unrealized loss on marketable securities of $10,590. For the three months ended January 31, 2015, other income totaled $325 primarily consisted of interest income of $263 and unrealized gain on marketable securities of $62.

Nine Months Ended January 31, 2016 Compared to the Nine Months Ended January 31, 2015.

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Revenue. During the nine months ended January 31, 2016, we generated $2,765,801 revenue through sale of the Yolexury products to our sole customer in Hong Kong as compared to $1,373,884 for the nine months ended January 31, 2015, an increase of $1,391,917 or 101.3%. We had a nine months sales in the nine months ended January 31, 2016 as compared to the three months ended January 31, 2015 which was the first quarter we started generating revenue.

Gross Profit. Gross profit amounted to $217,763 for the nine months ended January 31, 2016 as compared to $125,169 for the nine months ended January 31, 2015.

Net Loss. Our net loss for the nine months ended January 31, 2016 was $70,070 compared to a net loss of $13,318,628 for the nine months ended January 31, 2015, a decrease of $13,248,558 or approximately 99.5% .. The decrease in net loss was primarily because we did not incur business development expenses for the nine months ended January 31, 2016 as compared to approximately the $13.1 million business development expenses incurred for the nine months ended January 31, 2015.

Professional Fees. Professional fees totaled $177,661 for the nine months ended January 31, 2016, as compared to $227,736 for the nine months ended January 31, 2015, a decrease of $50,075 or approximately 22.0%. During the nine months ended January 31, 2016, we incurred $177,661 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the SEC and internal investigation legal fees. During the nine months ended January 31, 2015, we incurred $227,736 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filing of periodic reports and registration statements S-1 with SEC.

Other General and Administrative Expenses. Other general and administrative expenses totaled $96,573 for the nine months ended January 31, 2016, as compared to $103,421 for the nine months ended January 31, 2015, a decrease of $6,848 or approximately 6.6%. Other general and administrative expenses for the nine months ended January 31, 2016 and 2015 consisted of the following:

	Nine Months Ended	Nine Months Ended
	January 31, 2016	January 31, 2015
Travel and entertainment	$9,894	$12,840
Payroll and related benefits	76,428	82,886
Others	10,251	7,695
Total	$96,573	$103,421

  Travel and entertainment expense for the nine months ended January 31, 2016 decreased by $2,946, or 22.9%, as compared to the nine months ended January, 2015. The decrease was primarily because we had less corporate travel activities incurred for developing new product during the nine months ended January 31, 2016.

  Payroll and related benefits for the nine months ended January 31, 2016 decreased by $6,458, or 7.8%, as compared to the nine months ended January 31, 2015. The decrease was due to reduced work hours of one of our employees in the nine months ended January 31, 2016.

  Other general and administrative expenses for the nine months ended January 31, 2016 increased by $2,556, or 33.2%, as compared to the nine months ended January 31, 2015. The increase was primarily due to increased banking services charges, rent expenses and telephone conference fees.

Other (Expense) Income. Other (expense) income totaled $(13,599) for the nine months ended January 31, 2016, as compared to $5,630 for the nine months ended January 31, 2015, a decrease of $19,229 or approximately 341.5%. Other expense totaled $13,599 for the nine months ended January 31, 2016 primarily consisted of interest income of $712 and unrealized loss on marketable securities of $14,311. For the nine months ended January 31, 2015, other income totaled $5,630 primarily consisted of interest income of $1,234 and unrealized gain on marketable securities of $4,396.

Liquidity and Capital Resources.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Nine Months Ended
	January 31,
	2016	2015
Net cash used in operating activities	$(177,820)	$(183,440)
Net cash provided by (used in) investing activities	103,056	(350,000)
Net cash used in financing activities	(3,294)	(34,466)

As of January 31, 2016, our current assets were $1,105,783, compared to $2,531,726 in current assets as of April 30, 2015. Current assets were comprised of $800,781 in cash, $62,736 in advance to suppliers and $242,266 in marketable securities which consist of mutual funds. As of January 31, 2016, our current liabilities were $118,862 as compared to $1,475,035 at April 30, 2015. Current liabilities at January 31, 2016 were comprised of $236 in due to related parties, $7,092 in accounts payable, $67,881 in advance from customer and $43,653 in other payables.

Stockholders’ equity was $988,176 as of January 31, 2016 compared to $1,058,246 as of April 30, 2015.

Cash Flow from Operating Activities.

During the nine months ended January 31, 2016, net cash flow used in operating activities was $177,820, which primarily reflected a net loss of $70,070, and the add-back of non-cash items of depreciation and amortization of $300, unrealized loss on marketable securities, net of investment management fees of $14,536 and changes in operating assets and liabilities primarily consisting of a decrease in advance to suppliers of $1,230,294, a decrease in accounts payable of $17,634, a decrease in advance from customer of $1,355,150 and an increase of other payable of $19,904. During the nine months ended January 31, 2015, net cash flow used in operating activities was $183,440 primarily reflected a net loss of $13,318,628, and the add-back of non-cash items of depreciation and amortization of $300, stock issued for consulting fees of $71,700, stock issued for business development expenses of $13,118,270, expenses paid by related parties of $8,290 and unrealized gain on marketable securities, net of investment management fees, of $2,775 and changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $9,100, an increase in advance to suppliers of $129,169, a decrease in accounts payable of $5,988, an increase in advance from customers of $68,056, and an increase in other payables of $15,604.

Cash Flow Used in Investing Activities.

Net cash flow provided by investing activities consisted of proceeds from sale of marketable securities of $103,056 for the nine months ended January 31, 2016. Net cash flow used in investing activities consisted of purchases of marketable securities of $350,000 for the nine months ended January 31, 2015.

Cash Flow from Financing Activities.

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine months ended January 31, 2016, we had repayments to a related party of $3,294. During the nine months ended January 31, 2015, we had proceeds from issuance of common stock of $10,150, received proceeds from related parties of $60 and made repayments to related parties of $44,676.

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

Material Commitments.

As of January 31, 2016, we had no material commitments.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Joymain International Development Group Inc.

Dated: March 15, 2016	By: /s/ Suqun Lin
Suqun Lin
President, Chief Executive Officer, Secretary and
Director

Dated: March 15, 2016	By: /s/ Chengjie He
Chengjie He
Chief Financial Officer and Treasurer
(Principal Accounting Officer)