Form 10-K
period 2016-04-30
JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
filed 2016-08-22
CIK 1520007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

2719 Hollywood Blvd, Hollywood, FL33020
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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [  ]      No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 26, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $576,346,385 based on a $1.30 which is the average of the bid and asked price of the Common Stock.

As of August 18, 2016, the registrant had 1,120,343,373 shares of common stock issued and outstanding.

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

Name Change and Increase of Authorized Shares

On March 21, 2013, we received written consent from the holder of 82.92% of our voting securities and consent from our board of directors approving the name change of our Company from Advento, Inc. to Joymain International Development Group Inc. and effecting a forward split of our issued and outstanding shares on a basis of 300 new shares for 1 old share. Upon the effectiveness of the forward split, our Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares of common stock, par value $0.001. The board of directors and stockholders also approved to increase our Company’s authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value $0.001. The forward split went effective on April 10, 2013 increasing our issued and outstanding shares of common stock from 3,015,000 to 904,500,000 shares. On the same day, our name change went effective and our ticker symbol changed from “ADTO” to “JIDG” . Our current CUSIP number is 48125Q101.

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

On June 25, 2014, we entered into a distribution agreement with “Right Fortune to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. In addition, the term of exclusivity will be automatically renewed annually if we meet the annual Yolexury Minimum Order. The annual Minimum Order for the calendar year 2014 was 400,000 bottles of 750ml Yolexury, which we fulfilled as of October 31, 2014. Accordingly, our agreement has been automatically extended for calendar year 2015. During the years ended April 30, 2016 and 2015, we generated approximately $2.8 million and $1.5 million revenue through sale of the Yolexury products, respectively. We sell our Yolexury and Yolexury Travel Pack products on a wholesale basis and grant distribution rights to a trading company in Hong Kong. This trading company then sells the products and grants distribution rights via an import/export company to distributors in mainland China including Nanjing Joymain who sell products to end users and controlled by our largest shareholder in China. The products are shipped directly to ports designated by our sole customer, a Hong Kong trading company from Right Fortune manufacture factory without going through our warehouse to conserve shipping costs.

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

During the year ended April 30, 2016, we generated approximately $2.8million of revenue through sale of the Yolexury products to our sole customer in Hong Kong. Fiscal year 2015 was the first year that we started selling Yolexury products. We continue to incur substantial operating loss during fiscal year ended April 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locate new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Temporary suspension of trading and Internal Investigation

On June 15, 2015, trading in our Common Stock was temporarily suspended by the Securities and Exchange Commission (the “Commission”) due to unexplained market activity. As a result, trading in our Common Stock was suspended for the period from 9:30 am EDT on June 15, 2015, through 11:50 pm EDT on June 26, 2015.

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

•

During the Period in Question, the number of shares of free trading Common Stock increased from 154,654,000 as of April 1, 2015 to 156,296,688 shares as of June 15, 2015, representing an increase of 1,642,688 shares, as reflected in the shareholder lists booked by our transfer agent. During the Period in Question, the Consultant sold an aggregate amount of 1,734,279 shares pursuant to the Resale S-1, as reported by its broker. Although we note there is a slight difference between the increased amount of the free trading shares (1,642,688) and the amount of the shares of Common Stock sold by the Consultant (1,734,279) during the Period in Question, it seem to be reasonable for us to reach a conclusion that shares sold by the Consultant were or constituted large part to the shares which were available for resale during the Period in Question.

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

Trading in our Common Stock is currently suspended. Our Board of Directors and management continue to evaluate the situation.

Competition

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

The products we sell are required to meet the food safety requirements of our end customers’ country. Compliance with the food safety laws did not have a material effect on the capital expenditures, earnings or our competitive position in the fiscal 2016. Because these requirements are subject to change, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that the future compliance with the government regulations will have a material effect on our capital expenditures, earnings, or competitive positions in fiscal 2017.

As we currently operate in the U.S., there are no operating activities in our HK subsidiaries, and we do not have any PRC subsidiary, we are not subject to China regulations of foreign investment in PRC operating company, foreign currency exchange, or other regulations applicable to a foreign invested entity. However, if we choose to commence our operation in China, we may become subject to those China laws and regulations applicable to a foreign invested entity.

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

Available Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Our Industry

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were incorporated in the State of Nevada on August 4, 2010 under the name Advento, Inc. We plan to develop, source, market and distribute healthcare related consumer products in the global market and when practicable, acquire an existing company or business in the production or distribution of health consumer goods in the United States. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development and distribution of various healthcare related consumer products and acquisition of a business rather than immediate, short-term earnings through expending our current product market. Moreover, our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and competing in new and rapidly developing technology areas. We expect to incur substantial additional operating losses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

We may not be able to correctly estimate our future revenues and operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

We may not correctly predict the amount or timing of future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	our expectations regarding revenues from sales of our products and services, and from collaborations with third parties;
•	the time and cost of obtaining any necessary regulatory approvals;
•	we may elect to pursue additional research and development programs as part of our long-term business plan;
•	the cost and time required to create effective sales and marketing capabilities and commercialization strategies;
•	the expenses we incur to maintain and improve our platform technology;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

In addition, our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our products and services, and from collaborations with third parties. However, we may not correctly predict the amount or timing of future revenues. In addition, we may not be able to adjust our operations in a timely manner to compensate for any unexpected shortfall in our revenues or we may increase our expenses as part of implementing our long-term business plan. As a result, a significant shortfall in our budgeted revenues or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, sooner than anticipated to secure the additional financial resources to support our development efforts and future operations.

We may need to secure additional financing to support our long-term business plans.

We may require additional funds to support our long-term business plans. We expect that we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and to implement our long-term business plans. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, on favorable terms, or at all. Additionally, the issuance of additional equity securities, including securities convertible into or exercisable for our equity securities, would result in the dilution of the ownership interests of our present stockholders. If we fail to obtain sufficient additional financing, or enter into relationships with others that provide additional financial resources, we may not be able to develop our technology and products in accordance with our long-term business plan, and we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to raise additional funds.

We are subject to risks associated with doing business outside the United States.

We do business with customers outside the United States. We intend to continue to pursue customers and growth opportunities in international markets, and we expect that international revenues may account for a significant percentage of our revenues in the foreseeable future. There are a number of risks arising from our international business, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the United States dollars we receive for sale denominated in foreign currency;
•	general economic and political conditions in the markets we operate in;
•	potential increased costs associated with overlapping tax structures;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations; and
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Risks Related to Our Common Stock and Liquidity Risks

Our Common Stock has been suspended trading since June 2015 and there is no assurance that our Common Stock will resume trading in the near future.

There is limited trading history in our common stock, and the trading for our common stock has been suspended from OTC market since June 2015. There is no assurance that our common stock will resume trading, or if trading is resumed, we will have an active market in our common stock in the future. As a result, an investor may find it difficult to dispose of our common stock on the timeline and at the volumes they desire. This factor significantly limits the liquidity of our common stock, and may have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the compliance obligations of the Sarbanes-Oxley Act. The costs of complying with the reporting requirements of the federal securities laws, including preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders, can be substantial.

On June 15, 2015, trading in our Common Stock was temporarily suspended by the Securities and Exchange Commission (the “Commission” ) due to unexplained market activity. As a result, trading in our Common Stock has been suspended since June 15, 2015. On June 16, 2015, our Board of Directors engaged Hunter Taubman Fischer LLC to commence the Internal Investigation. The Internal Investigation was completed on August 11, 2015. In May 2016, we received certain informal inquiry from the Commission regarding trading activity in our common stock and the Company is currently in the process of responding to such inquiry. The inquiry requires that we provide certain categories of documents to the Commission. The Commission indicated in its inquiry that it should not be construed as an indication that any violation of any federal securities laws has occurred or as a reflection upon the merits of any person, company, or securities involved. The inquiry is a confidential non-public fact finding request. It is not possible at this time to predict the outcome of the inquiries, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed. We have been, and intend to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time. We have expended significant resources to the Internal Investigation and responding to the Commission’s inquiry. Failure to resolve such matters favorably could harm tradability of our common stock and our reputation significantly and could result in a loss of your investment in our stock.

The price of our common stock may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	regulatory actions regarding our products or services;
•	reduced government funding for research and development activities;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	introduction of new products by us or our competitors;
•	sales of our common stock or other securities in the open market;
•	degree of coverage of securities analysts and reports and recommendations issued by securities analysts regarding our business;
•	volume fluctuations in the trading of our common stock; and
•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our capital stock.

We are authorized to issue 1,500,000,000 shares of common stock. As of July 29, 2016, there were an aggregate of 1,120,343,373 shares of our common stock issued and outstanding on a fully diluted basis and no shares of preferred stock outstanding. We do not have any exercisable options or warrants outstanding.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our capital stock or other securities that are convertible into or exercisable for our capital stock in connection with presently outstanding warrants, hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of capital stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts.

Risks related to Doing Business in the Greater China Area

Our operations are subject to risks associated with emerging markets.

The Chinese economy is not well established and is only recently emerging and growing as a significant market for consumer goods and services. Accordingly, there is no assurance that the market will continue to grow. Perceived risks associated with investing in the greater China area, or a general disruption in the development of the greater China’s markets could materially and adversely affect the business, operating results and financial condition of the Company.

The PRC government has the ability to exercise significant influence and control over our operations in the greater China area.

There can be no assurance that greater China area’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and financial condition. Our activities may be materially and adversely affected by changes in the greater China’s economic and social conditions and by changes in the policies of the government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

Additional factors that we may experience in connection with having operations in China that may adversely affect our business and results of operations include:

•	our inability to enforce or obtain a remedy under any material agreements;
•	PRC restrictions on foreign investment that could impair our ability to conduct our business or acquire or contract with other entities in the future;
•	restrictions on currency exchange that may limit our ability to use cash flow most effectively or to repatriate our investment;
•	fluctuations in currency values;
•	cultural, language and managerial differences that may reduce our overall performance; and
•	political instability in the greater China area.

Cultural, language and managerial differences may adversely affect our overall performance.

We have experienced difficulties in assimilating cultural, language and managerial differences with our subsidiaries in the greater China area. Personnel issues have developed in consolidating management teams from different cultural backgrounds. In addition, language translation issues from time to time have caused miscommunications. These factors make the management of our operations in the greater China area more difficult. Difficulties in coordinating the efforts of our U.S.-based staff with our China-based management team may cause our business, operating results and financial condition to be materially and adversely affected.

We may not be able to enforce our rights in the greater China area given certain features of its legal and judicial system.

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

The products we sold are required to meet the food safety requirements of our end customers’ country. Compliance with the food safety laws did not have a material effect on the capital expenditures, earnings or our competitive position in the fiscal 2016. Because these requirements are subject to change, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that the future compliance with the government regulations will have a material effect on our capital expenditures, earnings, or competitive positions in fiscal 2017.

As we currently operate in the U.S., there are no operating activities in our Hong Kong subsidiaries, and we do not have any PRC subsidiary, we are not subject to China regulations of foreign investment in PRC operating company, foreign currency exchange, or other regulations applicable to a foreign invested entity. However, if we choose to commence our operation in China, we may become subject to those China laws and regulations applicable to a foreign invested entity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located at 2719 Hollywood Blvd. Hollywood, FL 33020. Our telephone number is 1-786-232-3083. We pay a monthly lease of $100 for the use of the office and the lease can be terminated with a 30 days advance notice. We do not own any real estate or other properties.

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

Market Information

Our common stock was quoted on the OTC Bulletin Board under the symbol “JIDG” until June 14, 2015. On June 15, 2015, trading in our Common Stock was temporarily suspended by the Commission due to unexplained market activity. As a result, trading in our Common Stock has been suspended since then. As a result of the suspension, OTC Markets has discontinued the display of quotes of our common stock. Management continues to evaluate the situation.

		High		Low
Fiscal 2016
May 1, 2015 through July 31, 2015		$8.53		$0.44
August 1, 2015 through October 31, 2015	$	*	$	*
November 1, 2015through January 31, 2016	$	*	$	*
February 1, 2016 through April 30, 2016	$	*	$	*

Fiscal 2015
May 1, 2014 through July 31, 2014		$-		$-
August 1, 2014 through October 31, 2014		$-		$-
November 1, 2014 through January 31, 2015		$-		$-
February 1, 2015 through April 30, 2015		$4.5		$0.08

*Trading of the Company’s stock was suspended and there was no active quotation during the period.

Currently there is no public market for our common shares. Our common shares previously traded on the OTC Bulletin Board under the symbol “JIDG” but OTC Markets has discontinued the quotes of our common shares.

Number of Holders

As of July 29, 2016, the 1,120,343,373 issued and outstanding shares of common stock were held by a total of 897 shareholders record. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy which cannot be guaranteed.

Our registered transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, 33760, Telephone (727) 289-0010.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2016 and 2015. We have not paid dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended April 30, 2016.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not any outstanding stock options.

Purchase of our Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial information was derived from our fiscal year end consolidated financial statements.

Years ended April 30,
	2016	2015	2014
Summary of Operations
Revenues	$2,765,801	$1,505,516	$-
Cost of revenues	2,548,037	1,377,855	-
Gross Profit	217,764	128,661	-
Operating Expenses	(326,572)	(13,536,491)	(167,465)
Other Income	1,111	13,896	1,806
Net loss	$(107,697)	$(13,393,934)	$(165,659)
Basic and Diluted:
Loss per common share	a	$(0.01)	a

Balance Sheet Data
Working capital	$949,394	$1,056,691	$1,250,105
Total assets	$1,436,681	$2,533,281	$1,304,603
Total liabilities	$486,132	$1,475,035	$52,543

a= Less than ($0.01) per share

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comparisons of the years ended April 30, 2016 , 2015 and 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Recent Events

Business updates

On June 25, 2014, we entered into a distribution agreement with “Right Fortune to distribute Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. According to the distribution agreement, we are granted exclusive distribution rights in the Greater China (Mainland China, Hong Kong, Macao and Taiwan) for calendar year 2014. In addition, the term of exclusivity will be automatically renewed annually if we meet the annual Yolexury Minimum Order. The annual Minimum Order for the calendar year 2015 is 400,000 bottles of 750ml Yolexury, which we have fulfilled as of December 31, 2015.

To facilitate our growth, we acquired a HK trading company, Dao Sheng Trading Limited for HK$10,000 and set up Joymain International Intellectual Property Limited in Hong Kong in May 2014. We consider Hong Kong as an ideal location to connect to all Asian markets and it provides a comprehensive and advanced legal system for trading and intellectual property protection. We have not had operating activities in our HK subsidiaries in fiscal year 2016

We have started generating revenue in the fiscal year 2015. However, we still continue to incur substantial operating loss. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, to locate and complete a merger with another company, and ultimately, to achieve profitable operations.

RESULTS OF OPERATIONS

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

Consolidated Statement of Operations and Supplemental Information

				Years ended April 30,
			Change				Change
	2016	$		%	2015	$		%	2014
Revenues	$2,765,801		$1,260,285	84	$1,505,516		$1,505,516		$-
Cost of revenues	2,548,037		1,170,182	85	1,377,855		1,377,855	100	-
Gross Profit	217,764		89,103	69	128,661		128,661	100	-
Operating Expenses
General and administrative expenses	326,572		(91,649)	(22)	418,221		250,756	150	167,465
Business development expenses	-		(13,118,270)	(100)	13,118,270		13,118,270	100	-
Other Income	1,111		(12,785)	(92)	13,896		12,090	669	1,806
Provision for income taxes	-		-	-	-		-	-	-
Net loss	$(107,697)		$(13,286,237)	(99)	$(13,393,934)		$13,228,275	7,985	$(165,659)

Results of Operations - Year Ended April 30, 2016 as Compared to Year Ended April 30, 2015

We have limited operational history. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Revenues. During the year ended April 30, 2016, we generated $2,765,801 revenue through sale of the Yolexury products to our sole customer in Hong Kong as compared to $1,505,516 for the year ended April 30, 2015, an increase of $1,260,285 or 84%. We had a full year sales in the year ended April 30, 2016 as compared to the six months sales in the year ended April 30, 2015. Fiscal year 2015 was the first year we started selling Yolexury products and we are currently in the process of developing other customers and products.

Gross Profit. Gross profit amounted to $217,764 for the year ended April 30, 2016 as compared to $128,661 for the year ended April 30, 2015, an increase of $89,103 or 69%. The increase was due to increase in sales in fiscal year 2016.

Net Loss. Our net loss for the fiscal year ended April 30, 2016 was $107,697 compared to a net loss of $13,393,934 for the year ended April 30, 2015, a decrease of $13,286,237 or 99%. The decrease in net loss was primarily because we did not incur business development expenses for the year ended April 30, 2016 as compared to approximately $13.1 million business development expenses incurred for the year ended April 30, 2015, and a decrease in professional fees of approximately $88,000 in fiscal year 2016.

Professional Fees. During the year ended April 30, 2016, we incurred $198,578 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with the filings with the Securities and Exchange Commission (“SEC”) and internal investigation legal fees. During the year ended April 30, 2015, our company incurred $286,553 of professional fees consisting of auditing, accounting, business advisory, legal and filing fees associated with our company’s name change, stock split, and filing of period reports with SEC. The decrease of $87,955 or approximately 31% was primarily because we did not incur fees for hiring a financial consultant in fiscal year 2016.

Other General and Administrative Expenses. Other general and administrative expenses totaled $127,994 for the year ended April 30, 2016, as compared to $131,668 for the year ended April 30, 2015, a decrease of $3,674 or approximately 3%. Other general and administrative expenses for the years ended April 30, 2016 and 2015 consisted of the following:

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015
Travel and entertainment	$13,541	$12,840
Payroll and related benefits	101,497	108,170
Others	12,956	10,658
Total	$127,994	$131,668

Travel and entertainment expense for the year ended April 30, 2016 increased by $4701, or 5%, as compared to the year ended April 30, 2015. The increase was primarily attributable to the increased spending in our corporate travels for general business development purposes.

Payroll and related benefits for the year ended April 30, 2016 decreased by $6,673, or 6%, as compared to the year ended April 30, 2015. The decrease was primarily due to reduced work hours for our part time staff in fiscal 2016. Other general and administrative expenses for the year ended April 30, 2016 increased by $2,298, or 22% as compared to the year ended April, 30, 2015. The increase was primarily due to the increased office rent in fiscal year 2016.

Business Development Expenses. For the year ended April 30, 2016, we did not have any business development expenses. In January 2015, we issued a total of 163,978,373 shares of common stock to our thirty four (34) distribution and development partners. The shares were valued at $0.08 per share and we recorded stock-based business development expenses of $13,118,270.

Other Income. Other income totaled $1,111 for the year ended April 30, 2016 primarily consisted of interest income of $955 and other income of $156, which consisted of unrealized loss on marketable securities of $3,624 and other income of $3,780. Other income totaled $13,896 for the year ended April 30, 2015 primarily consisted of interest income of $1,532 and unrealized gain on marketable securities of $9,857 and other income of $2,507.

Results of Operations - Year Ended April 30, 2015 as Compared to Year Ended April 30, 2014

	Years ended 31April 30,		Increase/	%
	2015	2014	(decrease)	change
Revenues	$1,505,516	$-	$1,505,516	N/A
Cost of revenues	1,377,855	-	1,377,855	N/A
Gross Profit	128,661	-	128,661	N/A
Operating Expenses
General and administrative expenses	418,221	167,465	250,756	150
Business development expenses	13,118,270	-	13,118,270	N/A
Other Income	13,896	1,806	12,090	669
Provision for income taxes	-	-	-	N/A
Net loss	$(13,393,934)	$(165,659)	$13,228,275	7,985

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

Other General and Administrative Expenses. Other general and administrative expenses totaled $131,668 for the year ended April 30, 2015, as compared to $54,028 for the year ended April 30, 2014, an increase of $77,640 or approximately 143.7%. Other general and administrative expenses for the years ended April 30, 2015 and 2014 consisted of the following:

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

Other Income. Other income totaled $13,896 for the year ended April 30, 2015 primarily consisted of interest income of $1,532 and unrealized gain on marketable securities of $9,857 and other income of $2,507. For the year ended April 30, 2014, we had interest income of $1,806.

Liquidity and Capital Resources

The following table sets forth a summary of our approximate cash flows for the periods indicated:

					As of April 30,
			Change				Change
	2016	$		%	2015	$		%	2014
Net cash provided by (used in) operating activities	$141,012		$179,455	467	$(38,443)		$(119,295)	(76)	$(157,738)
Net cash provided by (used in) investing activities	$100,409		450,409	129	$(350,000)		347,948	16,957	$(2,052)
Net cash (used in) provided by financing activities	$(3,294)		(31,172)	(90)	$(34,466)		(1,496,004)	(102)	$1,461,538

Our cash and cash equivalents is our principal source of liquidity. At April 30, 2016, our current assets were $1,435,526, compared to $2,531,726 in current assets as of April 30, 2015. Current assets at April 30, 2016 were comprised of $1,116,966 in cash, $62,736 in advance to suppliers and $255,824 in marketable securities which consist of mutual funds as compared to $878,839 in cash, $1,293,030 in advance to suppliers and $359,857 in marketable securities which consist of certificates of deposits and mutual funds at April 30 2015. As of April 30, 2016, our current liabilities were $486,132 as compared to $1,475,035 at April 30, 2015. Current liabilities at April 30, 2016 were comprised of $235 in due to related parties, $5,299 in accounts payable, $428,781 in advance from customers and $51,817 in other payables as compared to $3,529 in due to related parties, $24,726 in accounts payable, $1,423,031 in advance from customers and $23,749 in other payables at April 30, 2015.

Stockholders’ equity was $950,549 as of April 30, 2016 compared to $1,058,246 as of April 30, 2015.

We intend to finance operating costs over the next twelve months with existing cash on hand and loans from our major shareholder. We will need to depend on outside capital for our future business developments. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. We cannot guarantee that actions presently being taken to implement our strategic plans will provide the opportunity for us to continue our business operations.

Cash Flows Provided By (Used In) Operating Activities

For the year ended April 30, 2016, net cash flow provided by operating activities was $141,012, which primarily reflected a net loss of $107,697, and the add-back of non-cash items of depreciation and amortization of $400, unrealized gain on marketable securities, net of investment management fees of $3,624 and changes in operating assets and liabilities primarily consisting of a decrease in advance to suppliers of $1,230,294, a decrease in accounts payable of $19,427, a decrease in advance from customer of $994,250 and an increase of other payable of $28,068. For the year ended April 30, 2015, net cash flow used in operating activities was $38,443 primarily reflecting a net loss of $13,393,934, and the add-back of non-cash items of depreciation and amortization of $400, stock compensation to a consultant of $71,700, stock issued for business development expenses of $13,118,270, expenses paid by related parties of $8,290 and unrealized gain on marketable securities, net of investment management fees of $9,857, and changes in operating assets and liabilities primarily consisting of an increase in advance to suppliers of $1,293,030, an increase in accounts payable of $12,038, an increase in advance from customers of $1,423,031, and an increase in other payables of $23,749. For the fiscal year ended April 30, 2014, net cash flows used in operating activities was $157,738, consisting of a net loss of $165,659, the add-back of non-cash item of deprecation of $97, an increase in accounts payable of $6,779, and a decrease in prepaid expenses of $1,045.

Cash Flows Provided By (Used In) Investing Activities

We had proceeds from sell of marketable securities of $100,409 for the year ended April 30, 2016. We purchased marketable securities of $350,000 for the year ended April 30, 2015. Net cash flow used in investing activities reflects the purchase of property and equipment of $2,052 for the year ended April 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity. During the year ended April 30, 2016, we had repayments to a related party of $3,294. For the year ended April 30, 2015, we had proceeds from issuance of common stock of $10,150, received advances from related parties of $60 and made repayment to related parties of $44,676. For the year ended April 30, 2014, net cash provided by financing activities was $1,461,538 including advances from related parties of $60,782, proceeds from issuance of common stock of $1,479,900, and offset by repayments of shareholders loans of $48,040 and payments of common stock offering costs of $31,104.

We expect our capital expenditures for the next twelve months will continue to increase as we expect to incur additional costs for regulatory compliances purposes and operations. We believe that we will need additional outside capital investments to meet our anticipated cash requirements for the next twelve months.

As our current operation generates limited cash flow for us, we expect to depend on outside capital for our future operations. Such outside capital may include proceeds from advances from related parties, the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to us.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,606,652 as of April 30, 2016 and further losses are anticipated in the development of its business, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

The Company expects to depend on outside capital for its future business developments. Such outside capital may include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at April 30, 2016. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of April 30, 2016 and 2015, the Company had approximately $867,000 and $629,000 in excess of the federally-insured limits, respectively. The Company has not experienced losses on these accounts as of the date of this report.

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

Inventories

Inventories, consisting of the Company’s Yoluxey products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company works with its vendor and customer to arrange the drop shipments for its inventories and the inventories are shipped directly to the ports designated by the Company’s customer from the manufacture factory without going through the Company’s warehouse to conserve shipping costs. As of April 30, 2016 and 2015, the Company did not have inventories on hand and there is no reserve for obsolete or slow-moving inventories necessary.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of April 30, 2016 and 2015:

		April 30, 2016				April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Marketable securities	$255,824	$—	$—	$255,824	$359,857	$—	$—	$359,857
Total assets at fair value	$255,824	$—	$—	$255,824	$359,857	$—	$—	$359,857

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the Hong Kong Dollar, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the years ended April 30, 2016, 2015 and 2014, the Company’s subsidiaries have no assets or liabilities and they did not have business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash for the years ended April 30, 2016, 2015 and 2014.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company did not have other comprehensive income (loss) for fiscal years ended April 30, 2016, 2015 or 2014.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. We place our cash with high credit quality financial institutions in the United States. The Company has not experienced any losses in such accounts through April 30, 2016.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In November 2015, the FASB issued new accounting guidance regarding the balance sheet classification of deferred income taxes. The primary objective of this accounting guidance is to classify all deferred income tax assets and liabilities as noncurrent in a classified statement of financial position. There was no material impact to results of operations as the result of adoption of the accounting pronouncement.

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

Material Commitments

As of April 30, 2016, we had no material commitments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exposure to credit, liquidity, interest rate and currency risks arises in the normal course of the Company’s business. The Company’s exposure to these risks and the financial risk management policies and practices used by the Company to manage these risks are described below.

various debt instruments.

Interest Rate Risk

We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of our investments as of April 30, 2016 was approximately $256,000. We also hold cash balances in accounts with a commercial bank in the United States. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. In addition, our investments in equity securities are subject to stock market volatility. Due in part to these factors, our future investment income may fall short of expectations or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. We attempt to mitigate risk by holding fixed-rate securities to maturity, but, if our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% fluctuation in interest rates would not have a material effect on our financial condition or results of operations.

Currency Risk

We typically denominate our purchases and sales in U.S.dollars and our currency risk is minimal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Joymain International Development Group Inc.

We have audited the accompanying consolidated balance sheets of Joymain International Development Group Inc. (the “Company”) as of April 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 19, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses since inception. This condition and among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP

New York, NY
August 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Joymain International Development Group Inc.

We have audited the internal control over financial reporting of Joymain International Development Group Inc. (the “Company”) as of April 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. These material weaknesses are consisting of 1) lack of adequate segregation of duties among accounting, reporting, business and operation functions due to its business size and limited staff, 2) due to the need for more enhance and formalized documentation and procedures regarding the financial closing, reporting and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the Company’s financial statements is adequate; and 3) did not effectively and timely evaluate the impact of the Company’s unaffiliated aggregated market value being in excess of $75 million (reported level of $576 million) as of October 31, 2015 until during the second half of July 2016. As a result, management did not initiate their internal control related documentation, testing and assessment until upon their determination during July 2016, which led to not timely filing the Company’s fiscal year ended April 30, 2016 Annual Report on the SEC Form 10-K. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the April 30, 2016’s consolidated financial statements, and this report does not affect our report dated August 19, 2016 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Joymain International Development Group Inc. has not maintained effective internal control over financial reporting as of April 30, 2016, based on criteria established in internal control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Joymain International Development Group Inc. as of April 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2016 and our report dated August 19, 2016 expressed an unqualified opinion with an explanatory paragraph on those consolidated financial statements.

/s/ RBSM LLP

New York, NY
August 19, 2016

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	April 30	April 30
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$1,116,966	$878,839
Advance to suppliers	62,736	1,293,030
Marketable securities	255,824	359,857

TOTAL CURRENT ASSETS	1,435,526	2,531,726

PROPERTY AND EQUIPMENT - Net	1,155	1,555

TOTAL ASSETS	$1,436,681	$2,533,281

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,299	$24,726
Due to related parties	235	3,529
Advance from customer	428,781	1,423,031
Other payables	51,817	23,749

TOTAL CURRENT LIABILITIES	486,132	1,475,035

STOCKHOLDERS' EQUITY:
Common stock,1,500,000,000 shares authorized, par value $0.001, 1,120,343,373 shares issued and outstanding at April 30, 2016 and 2015, respectively	1,120,343	1,120,343
Additional paid-in capital	14,436,858	14,436,858
Accumulated deficit	(14,606,652)	(14,498,955)

TOTAL STOCKHOLDERS' EQUITY	950,549	1,058,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,436,681	$2,533,281

See accompanying notes to consolidated financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Years Ended
		April 30
		2016	2015		2014

REVENUE		$2,765,801	$1,506,516		$-

COST OF REVENUE		2,548,037	1,377,855		-

GROSS PROFIT		217,764	128,661		-

OPERATING EXPENSES
General and administrative		(326,572)	(418,221)		(167,465)
Business development expenses		-	(13,118,270)		-
Total Operating Expenses		(326,572)	(13,536,491)		(167,465)

LOSS FROM OPERATIONS		(108,808)	(13,407,830)		(167,465)

OTHER INCOME
Interest income		955	1,532		1,806
Other income		156	12,364		-
Total other income		1,111	13,896		1,806

LOSS BEFORE PROVISION FOR INCOME TAXES		(107,697)	(13,393,934)		(165,659)

PROVISION FOR INCOME TAXES		-	-

NET LOSS		$(107,697)	$(13,393,934)		$(165,659)

BASIC AND DILUTED:
Loss per common share	$	a	$(0.01)	$	a

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES		1,120,343,373	996,609,101		954,720,959

a= Less than ($0.01) per share

See accompanying notes to consolidated financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2016, 2015 and 2014

	Common Stock				Total
	Number of		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, April 30, 2013	904,500,000	$904,500	$3,785	$(939,362)	$(31,077)

Common shares sold at $0.03 per share	49,330,000	49,330	1,430,570	-	1,479,900

Common shares offering costs	-	-	(31,104)	-	(31,104)

Net loss	-	-	-	(165,659)	(165,659)

Balance, April 30, 2014	953,830,000	$953,830	$1,403,251	$(1,105,021)	$1,252,060

Shares issued for consulting expenses at $0.03 per share	2,390,000	2,390	69,310	-	71,700

Common shares sold at $0.07per share	145,000	145	10,005	-	10,150

Shares issued for bus develop. expenses at $0.08 per share	163,978,373	163,978	12,954,292		13,118,270

Net loss	-	-	-	(13,393,934)	(13,393,934)

Balance, April 30, 2015	1,120,343,373	$1,120,343	$14,436,858	$(14,498,955)	$1,058,246

Net loss	-	-	-	(107,697)	(107,697)

Balance, April 30, 2016	1,120,343,373	$1,120,343	$14,436,858	$(14,606,652)	$950,549

See accompanying notes to consolidated financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended Ended
		April 30,
	2016	2015	2014
OPERATING ACTIVITIES:
Net loss	$(107,697)	$(13,393,934)	$(165,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	400	400	97
Stock issued for consulting fees	-	71,700	-
Stock issued for business development expenses	-	13,118,270	-
Expenses paid directly by related parties	-	8,290	-
Unrealized loss (gain) on marketable securities, net of investment management fees	3,624	(9,857)	-
Changes in operating assets and liabilities
Prepaid expenses	-	900	1,045
Advance to suppliers	1,230,294	(1,293,030)	-
Accounts payable	(19,427)	12,038	6,779
Advance from customers	(994,250)	1,423,031	-
Other payable	28,068	23,749	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	141,012	(38,443)	(157,738)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(2,052)
Purchase of marketable securities	-	(350,000)	-
Proceed from sell of marketable securities	100,409	-	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	100,409	(350,000)	(2,052)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,150	1,479,900
Payments of common stock offering costs	-	-	(31,104)
Repayments to related parties	(3,294)	(44,676)	(48,040)
Proceeds from related parties	-	60	60,782

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,294)	(34,466)	1,461,538

Net Increase (Decrease) in Cash	238,127	(422,909)	1,301,748
Cash, Beginning of Period	878,839	1,301,748	-

CASH, END OF PERIOD	$1,116,966	$878,839	$1,301,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	-	-	-

Income Taxes	-	-	-

See accompanying notes to consolidated financial statements

JOYMAIN INTERNATIONAL DEVELOPMENT GROUP INC.

Notes to Consolidated Financial Statements
April 30, 2016 and 2015

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Joymain International Development Group Inc. (f/k/a Advento, Inc.) (“the Company”, “we”, “us”, “our”) was incorporated under the laws of the State of Nevada, U.S. on August 4, 2010 under the name Advento, Inc. The Company develops, sources, markets and distributes healthcare related consumer products in the global market On March 12, 2013, Mr. Xijian Zhou acquired an aggregate of 750,000,000 shares of the Company’s common stock, representing 82.92% of our issued and outstanding shares as of March 12, 2013. Effective March 12, 2013, (a) Mr. Liang Wei Wang resigned as the Company’s president, secretary, treasurer, and director of the Company; (b) Mr. Suqun Lin, was appointed as the Company’s sole director, president, secretary and treasurer. Effective March 28, 2013, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to the Company’s Articles of Incorporation to change the Company’s name from Advento, Inc. to Joymain International Development Group Inc. and to increase its authorized capital from 75,000,000 to 1,500,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 10, 2013 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 10, 2013, pursuant to a 300 new for one (1) old forward split, the Company’s issued and outstanding shares of common stock increased from 3,015,000 to 904,500,000 shares, par value of $0.001. Information regarding shares of common stock (except par value per share), discount on stock issued, and net (loss) income per common share for all periods presented reflects the three hundred-for-one forward split of the Company’s common stock.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’ s consolidated financial statements included the financial statements of its wholly-owned subsidiaries, Dao Sheng and Joymain International Intellectual Property Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,606,652 as of April 30, 2016 and further losses are anticipated in the development of its business, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or sale of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains cash and cash equivalents with a financial institution in the U.S. Cash and cash equivalents consisted of cash and money market accounts at April 30, 2016. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of April 30, 2016 and 2015, the Company had approximately $867,000 and $629,000 in excess of the federally-insured limits, respectively. The Company has not experienced losses on these accounts as of the date of this report.

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

Inventories

Inventories, consisting of the Company’s Yoluxey products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company works with its vendor and customer to arrange the drop shipments for its inventories and the inventories are shipped directly to the ports designated by the Company’s customer from the manufacture factory without going through the Company’s warehouse to conserve shipping costs. As of April 30, 2016 and 2015, the Company did not have inventories on hand and there is no reserve for obsolete or slow-moving inventories necessary.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets that were accounted for at fair value on a recurring basis as of April 30, 2016 and 2015:

		April 30, 2016				April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable securities	$255,824	$—	$—	$255,824	$359,857	$—	$—	$359,857
Total assets at fair value	$255,824	$—	$—	$255,824	$359,857	$—	$—	$359,857

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Foreign Currency Translation.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s subsidiaries is the Hong Kong Dollar. For the subsidiaries, whose functional currencies are the Hong Kong Dollar, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. During the year ended April 30, 2016, 2015, and 2014, the Company’s subsidiaries have no assets or liabilities and they did not have any business activities. There was no cumulative translation adjustment and no effect of exchange rate changes on cash for the year ended April 30, 2015 and 2016.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company did not have any other comprehensive gain (loss) for fiscal years 2016, 2015 and 2014.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. We place our cash with high credit quality financial institutions in the United States. The Company has not experienced any losses in such accounts through April 30, 2016.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In November 2015, the FASB issued new accounting guidance regarding the balance sheet classification of deferred income taxes. The primary objective of this accounting guidance is to classify all deferred income tax assets and liabilities as noncurrent in a classified statement of financial position. There was no material impact to results of operations as the result of adoption of the accounting pronouncement.

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

NOTE 3. MARKETABLE SECURITIES.

Marketable securities consist of certificate of deposits and mutual funds for which fair values were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The following table is a summary of marketable securities recorded in the Company’s Consolidated Balance Sheets:

	April 30, 2016	April 30, 2015
Certificate of deposits	$-	$100,409
Mutual funds	255,824	259,448
Total	$255,824	$359,857

The Company sold the certificate of deposits upon its maturity and transferred the proceed / fund to its operating bank account for working capital purposes during fiscal 2016.

NOTE 4. ADVANCE TO SUPPLIERS AND ADVANCE FROM CUSTOMERS

The Company makes advance payments to suppliers for goods ordered but yet to be delivered to our customer as it has a drop ship arrangement between its suppliers and customer. The Company receives advance payments from customers for goods ordered but yet to be shipped and/or shipped to its customers’ point of destination. Advanced payments to suppliers as of April 30, 2016 and 2015 were $62,736 and $1,293,000, respectively. Advanced payments from customers as of April 30, 2016 and 2015 were $428,781 and $1,423,031, respectively.

On June 25, 2014, the Company entered into a distribution agreement with Right Fortune International Limited (“Right Fortune”) to obtain the exclusive distribution right of Yolexury and Yolexury Travel Pack, a health juice product which increases energy and stamina, helps to maintain healthy cardio vascular function and promotes healthy digestive system. The term of exclusivity will be automatically renewed annually if the Company meets the annual Yolexury Minimum Order Quantities (the “Minimum Order”). The annual Minimum Order for calendar year 2015 is 400,000 bottles of 750ml Yolexury, which the Company has fulfilled as of December 31, 2015. The Company works with its vendor and customer to arrange the drop shipments for its inventories and the inventories are shipped directly to the ports designated by the Company’s customer from the manufacture factory without going through the Company’s warehouse to conserve shipping costs.

NOTE 5. RELATED PARTY TRANSACTIONS

For the years ended April 30, 2016, 2015 and 2014, the Company’s majority shareholder advanced the Company for its working capital of $0, $60 and $60,782, respectively. For the years ended April 30, 2016, the Company repaid its major shareholder of $3,294, $44,676 and $48,040, respectively. In addition, the Company’s majority shareholder paid certain payroll expense and other general expenses on behalf of the Company for total amount of $0, $8,290 and $0 for the years ended April 30, 2016, 2015 and 2014, respectively. The advances are non-interest bearing, due upon demand and unsecured. At April 30, 2016 and 2015, the Company’s due to related parties amounted to $235 and $3,529, respectively.

NOTE 6. OTHER PAYABLES

Other payables consist of accrued salary and related accrued expenses. The amounts are expected to be repaid in the form of cash. At April 30, 2016 and 2015, the Company’s other payable amounted to $51,817 and $23,749, respectively.

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

In September 2014, the Company sold a total of 35,000 shares of common stock at a price of $0.07 per share to two investors. The shares were sold pursuant to the Company’s registration statement on Form S-1, file number 333-197508, effective on August 1, 2014. The Company did not engage a placement agent with respect to the sale. The net proceeds received by the Company from the sale of the shares were $2,450. The Form S-1, file number 333-197508, expired on November 28, 2014.

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

On June 15, 2015, trading in our Common Stock was temporarily suspended by the Securities and Exchange Commission (the “Commission”) due to recent unexplained market activity. As a result, trading in our Common Stock was suspended for the period from 9:30 am EDT on June 15, 2015, through 11:50 pm EDT on June 26, 2015.

On June 16, 2015, our Board of Directors engaged Hunter Taubman Fischer LLC to commence an internal investigation (the “Internal Investigation”) with regard to the recent rise in the trading price of our common stock and market activity during a period from April 1, 2015 to June 16, 2015 (the “Period in Question”). The Internal Investigation was completed on August 11, 2015. See “Temporary suspension of trading and Internal Investigation” in Item 1. Business.

We had 1,120,343,373 shares of common stock issued and outstanding as of April 30, 2016 and 2015.

NOTE 8. INCOME TAXES

We account for income taxes under ASC 740, “Expenses - Income Taxes” . ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The income tax provision (benefit) for the years ended April 30, 2016, 2015 and 2014 consists of the following:

	For the Years Ended April 30,
	2016	2015	2014
Expected income tax expense (benefit) at the statutory rate of 34%	$(37,000)	$(4,454,000)	$(57,000)

Tax effect of expenses (benefit) that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-	-

Change in valuation allowance	37,000	4,454,000	57,000
Provision for income taxes	$-	$-	$-

The Company has a net operating loss (“NOL”) carryforward for U.S. income tax purposes aggregating approximately $13,714,000 at April 30, 2016 expiring through the year 2035, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The Company has no Hong Kong NOL for its inactive subsidiaries in Hong Kong as of April 30, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2016 and 2015 are as follows:

	As of April 30,
	2016	2015
Deferred income tax asset:
Net operating loss carryforwards	$4,663,000	$4,626,000
Valuation allowance	(4,663,000)	(4,626,000)
Deferred income taxes	$-	$-

The increases in the valuation allowance at April 30, 2016 and 2015 from their immediate prior year-end was $37,000 and $4,454,000, respectively.

The Company has filed its U.S. tax returns through April 30, 2015.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

In May 2016, the Company received certain informal inquiry from the Commission regarding trading activity in our common stock and the Company is currently in the process of responding to such inquiry. The inquiry requires that the Company provide certain categories of documents to the Commission. The Commission indicated in its inquiry that it should not be construed as an indication that any violation of any federal securities laws has occurred or as a reflection upon the merits of any person, company, or securities involved. The inquiry is a confidential non-public fact finding request. It is not possible at this time to predict the outcome of the inquiries, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed. The Company has been, and intend to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time. The Company has expended significant resources to the Internal Investigation (see NOTE 7) and responding to the Commission’s inquiry. Failure to resolve such matters favorably could harm tradability of our common stock and our reputation significantly and could result in a loss of your investment in our stock.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the consolidated financial statements were issued and up to the time of filing of the consolidated financial statements with the Securities and Exchange Commission. There are no events that have occurred subsequent to the balance sheet date and through the date of the filing date of this report that would require adjustment to, or disclosure in the accompanying consolidated financial statements, except as disclosed on Note 9, “Commitments and Contingencies”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive officer and Chief Financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2016, due to the material weakness in internal control described below.

We performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with US GAAP. These measures included, among other things, expansion of our year-end closing procedures, including the consolidation process, and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level. As a result, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

Management Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes but not limits to those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Management assessed our internal control over financial reporting as of the year ended April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the 2013 COSO framework, management identified material weaknesses over financial reporting consisting of 1) lack of adequate segregation of duties among accounting, reporting, business and operation functions due to its business size and limited staff, 2) due to the need for more enhance and formalized documentation and procedures regarding the financial closing, reporting and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the Company’s financial statements is adequate; and 3) did not effectively and timely evaluate the impact of the Company’s unaffiliated aggregated market value being in excess of $75 million (reported level of $576 million) as of October 31, 2015 until during the second half of July 2016. As a result, management did not initiate their internal control related documentation, testing and assessment until upon their determination during July 2016, which led to not timely filing the Company’s fiscal year ended April 30, 2016 Annual Reprt on the SEC Form 10-K.. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

In light of these material weaknesses, management performed additional analyses and procedures in order to conclude that our consolidated financial statements included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses and significant deficiencies identified, our consolidated financial statements for the year ended April 30, 2016 are fairly stated, in all material respects, in accordance with GAAP.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2016. However, to the extent possible, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring an experienced controller and building an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we can not assure you when we will be able to implement those remediation methods.

Remediation of Material Weakness

Our management has proposed to under taking the following proposed remediation plan and actions:

a.
Management will review the current organization structure and job assignments to minimize the conflict of duties assigned to the same staff. In addition, management will implement compensating controls to mitigate the risks raised from lack of segregation of duties in key accounting and reporting functions.

b.
A formal policy and procedures for identification, authorization, review and approval of accounting transactions as well as appropriate application of accounting policies and presentation of disclosures of the Company’s financial statements will be implemented during the first half of our fiscal year ending April 30, 2017.

Attestation Report of Independent Registered Republic Accounting Firm

Our independent registered public accounting firm, RBSM LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in this Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name and position of our present officers and directors are set forth below:

Name	Age	Position	Date First Elected or Appointed
Suqun Lin	36	President, Chief Executive Officer, Secretary and Director	March 12, 2013

Chengjie He	31	Chief Financial Officer and Treasure	April 1, 2014

Jian Shao	49	Chief Business Development Officer	April 1, 2014

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

•	Supervise and review the affairs of the Company as they relate to the compensation and benefits of executive officers and directors of the Company.

•	Perform any other activities consistent with the Company’s Amended and Restated Memorandum and Articles of Association and governing law, as the Committee or the Board deems necessary or appropriate.

Our Compensation Program

In carrying out its objectives, our Board shall review all components of executive and director compensation for consistency with our compensation philosophy and with the interests of our shareholders.

The compensation program is designed to reward each individual named executive officer for his or her contribution to the advancement of our overall performance and execution of our goals, ideas and objectives. It is designed to reward and encourage exceptional performance at the individual level in the areas of organization, creativity and responsibility while supporting our core values and ambitions. This in turn aligns the interest of our executive officers with the interests of our shareholders, and thus with our interests.

Determining Executive Compensation

Our Board generally reviews and approves the compensation program for executive officers annually after the close of each year. Reviewing the compensation program at such time allows the Board to consider the overall performance of the past year and the financial and operating plans for the upcoming year in determining the compensation program for the upcoming year.

A named executive officer’s base salary is determined by an assessment of his sustained performance against individual job responsibilities, including, where appropriate, the impact of his performance on our business results, current salary in relation to the salary range designated for the job, experience and mastery, and potential for advancement. Although we do not engage in benchmarking, the Board may also consider compensation levels with comparable positions in the industry to evaluate the total compensation decisions that it makes for our officers.

Role of Executive Officers in Determining Executive Compensation

The Board reviews and determines the compensation for our chief officers, which is based on various factors, such as level of responsibility and contributions to our performance

The Board shall review on at least an annual basis the scope of responsibilities of the Board and the Board’s performance of its duties.

Employment Agreements

We have not entered into employment agreements with our senior executive officers. Our Board may adjust base salaries annually to reflect increases in the cost of living, but it has not done so to date. An executive’s base salary may also be increased if the executive’s workload substantially increases as a result of our business expansion. In addition, an executive’s base salary may be correspondingly adjusted if the salaries of all of our other employees are adjusted.

Suqun Lin. We have not entered into an employment agreement with Mr. Lin, our chief executive officer. Mr. Zhuo and the Company have mutually agreed to an annual compensation of USD$10,000. Bonuses will be determined by us in our sole discretion and will be approved by our Board. Mr. Lin is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

Chenjie He. We have not entered into an employment agreement with Mr. He, our chief financial officer. Mr. He and the Company have mutually agreed to an annual compensation of USD$9,000. Bonuses will be determined by us in our sole discretion and will be approved by our Board. Mr. He is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

Jian Shao. We have not entered into an employment agreement with Mr. Shao, our chief business development officer. Mr. Shao and the Company have mutually agreed to an annual compensation of USD$9,000. Bonuses will be determined by us in our sole discretion and will be approved by our Board. Mr. Shao is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

Summary Compensation of Named Executive Officers

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended April 30, 2016 ,2015 and 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2016 ,2015 and 2014;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suqun Lin(1)	2016	10,000	0	0	0	0	0	0	10,000

President,	2015	10,000	0	0	0	0	0	0	10,000

Chief Executive Officer, Secretary and Director	2014	833	0	0	0	0	0	0	833
Chengjie He(2)	2016	9,000	0	0	0	0	0	0	9,000

Chief	2015	9,000	0	0	0	0	0	0	9,000
Financial Officer and Treasurer	2014	750	0	0	0	0	0	0	750
Jian Shao(2)	2016	9,000	0	0	0	0	0	0	9,000

Chief	2015	9,000	0	0	0	0	0	0	9,000

Business Development Officer	2014	750	0	0	0	0	0	0	750

(1)	Appointed on March 12, 2013. The Company modified its compensation policy and started to compensate Mr. Lin on April 1, 2014.

(2)	Appointed on April 1, 2014.

There are no current employment agreements between our company and our three officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at 2016 Fiscal Year End

As of April 30, 2016, there were no outstanding equity awards for our named executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Although we do not have a formal broad based bonus plan, we may award bonuses on case-by-case basis depending on the terms of specific of employment agreements and other arrangements based on our financial performance as well as the executive’s performance which are determined by the Board in its sole discretion. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Compensation Committee.

As of the date of this 10K, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control where the value of such compensation exceeds $60,000 per executive officer.

Director Compensation

We did not pay compensation to any non-employee directors during the fiscal year 2016.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of July 28, 2016 by:

-	each of our executive officers;
-	each director;
-	each person known to us to own more than 5% of our outstanding common stock; and
-	all of our executive officers and directors and as a group.

	Name and Address of	Amount and Nature of
Title	Beneficial Owner	Beneficial Ownership(1)	Percentage
of Class

Common Stock	Suqun Lin(2)	Nil	0%
	No. 30 N. Zhongshan Road, Floor 40,	shares of common stock
	Guluo District, Nanjing , Jiangsu
	Province, P.R.C. 210008

Common Stock	Xijian Zhou	677,000,000(3)	60.4%
	No. 30 N. Zhongshan Road, Floor 38,	shares of common stock (direct)

Common Stock	Chengjie He
	No. 30 N. Zhongshan Road, Floor 38,	Nil	0%
	Guluo District, Nanjing	shares of common stock
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

(2)	Suqun Lin is our president, secretary, Chief Executive Officer and director.

(3)	The percent of class is based on 1,120,343,373 shares of common stock issued and outstanding as of April 30, 2016.

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

We have not entered into any transaction since the beginning of the last fiscal year with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transaction with any member of the immediate families of the foregoing person (including spouse, parents, children, siblings, and in-laws) or is any such transaction proposed, except as follows:

For the year ended April 30, 2016, the Company’s majority shareholder did not advanced the Company for general expenses and the Company made repayments of shareholder’s advances in the amount of $3,294. For the year ended April 30, 2015, the Company’s majority shareholder advanced the Company $8,290 for general expenses and professional fees and the Company repaid the major shareholder $44,676. The advances are non-interest bearing, due upon demand and unsecured. For the year ended April 30, 2014, the Company’s majority shareholder advanced the Company $60,782 for general expenses and professional fees and the Company repaid the major shareholder $48,040. The advances are non-interest bearing, due upon demand and unsecured. At April 30, 2016 and 2015, the Company’s due to related parties amounted to $235 and $3,529, respectively.

Director Independence

Presently, we are not currently listed on a securities exchange that requires us to comply with director independence requirements. In determining whether our directors are independent, however, we intend to comply with the rules of NASDAQ. The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. Nasdaq Listing Rule 5605(a)(2)defines an “independent director” generally as a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We currently act with only one director and have determined that he is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for of our last three fiscal years for the categories of services indicated.

	Years Ended
	April 30, 2016	April 30, 2015	April 30, 2014
Audit Fees	$ 37,000	$ 18,000	$ 8,000
Audit Related Fees	4,000	8,000	-
Tax Fees	6,000	5,000	-
All Other Fees	-	-	-
Total	$ 47,000	$ 31,000	$ 8,000

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Form S-1 filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

Joymain International Development Group Inc.

Dated: August 22, 2016	By: /s/ Suqun Lin
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

Signature	Title	Date

/s/ Suqun Lin	President, Chief Executive Officer	August 22, 2016
Suqun Lin	Secretary and Director

/s/ Chengjie He	Chief Financial Officer and	August 22, 2016
Chengjie He	Treasurer
( Principal Accounting Officer)

/s/Jian Shao
Jian Shao	Chief Business Development Officer	August 22, 2016